Form 10-Q
period 1995-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1995-05-15
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 1995            Commission File No. 0-6994
                                                                    ------


                       NEW BRUNSWICK SCIENTIFIC CO., INC.

State of Incorporation - New Jersey                      E. I. #22-1630072
                                                               -----------

                   44 Talmadge Road, Edison, N.J. 08818-4005

                  Registrant's Telephone Number: 908-287-1200
                                                 ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.


Yes X   No   .
   ---    ---



There are 3,581,283 Common shares outstanding as of May 8, 1995.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                     Index

                                                                   PAGE NO.
                                                                   --------

PART I. FINANCIAL INFORMATION:

        Item 1:

                Consolidated Condensed Balance Sheets -
                 March 31, 1995 and December 31, 1994                  3

                Consolidated Statements of Operations -
                 Three Months Ended March 31, 1995 and 1994            4

                Consolidated Condensed Statements of
                 Cash Flows - Three Months Ended March 31,
                 1995 and 1994                                         5

                Notes to Consolidated Condensed Financial
                 Statements                                            6

        Item II:

                Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                 7

PART II.        OTHER INFORMATION                                      9

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands, except for share data)



                                     ASSETS

                                                        March 31,   December 31,
                                                          1995         1994
                                                       -----------  ------------
     Current Assets                                   (Unaudited)
     --------------
        Cash and cash equivalents                       $ 6,464       $ 7,142
        Accounts receivable, net                          7,772         7,700
        Deferred income tax benefit                         302           302
        Inventories:
                Raw materials and sub-assemblies          7,197         7,126
                Work-in-process                           2,190         1,826
                Finished goods                            3,947         3,757
                                                        -------       -------
                        Total inventories                13,334        12,709

        Prepaid expenses and other current assets         1,373         1,218
                                                        -------       -------
                Total current assets                     29,245        29,071
                                                        -------       -------
Property, plant and equipment, net                        5,137         4,922
Other assets                                                514           511
                                                        -------       -------
                                                        $34,896       $34,504
                                                        =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities
     -------------------
        Current installments of long-term debt          $   151       $   176
        Accounts payable and accrued expenses             5,911         5,928
                                                        -------       -------
                Total current liabilities                 6,062         6,104
                                                        -------       -------
     Long-term debt, net of current installments            687           665
                                                        -------       -------
     Shareholders' equity:
        Common stock, $.0625 par, authorized 25,000,000
          shares; shares issued and outstanding, 1995
          and1994 - 3,581,283 net of shares held in
          treasury, 338,500                                 224           224
        Capital in excess of par                         19,213        19,213
        Retained earnings                                 8,516         8,495
        Currency translation adjustment                     194          (197)
                                                        -------       -------
        Total shareholders' equity                       28,147        27,735
                                                        -------       -------
                                                        $34,896       $34,504
                                                        =======       =======



See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            1995        1994
                                                          -------     -------
     Net sales                                            $ 9,437     $ 9,266

     Operating costs and expenses:
        Cost of sales                                       5,757       5,794
        Selling, general and administrative expenses        2,980       2,820
        Research, development and engineering expenses        468         452
                                                          -------     -------
                Total operating costs and expenses          9,205       9,066
                                                          -------     -------

     Income from operations                                   232         200

     Other income (expense):
        Interest income                                        65          27
        Interest expense                                      (15)        (17)
        Other expense, net                                    (15)        (22)
                                                          -------     -------

                                                               35         (12)
                                                          -------     -------

     Income before income taxes                               267         188
     Income taxes                                              67          56
                                                          -------     -------
     Net income                                           $   200     $   132
                                                          =======     =======

     Earnings per Common share                            $   .06     $   .04
                                                          =======     =======

     Weighted average number of
      shares outstanding                                    3,581       3,569
                                                          =======     =======








See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                           Three Months Ended
                                                                March 31
                                                          -------------------
                                                            1995         1994
                                                          -------     -------
     Cash flows from operating activities:
     Net income                                          $   200     $   132
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation                                         137         156
        Change in related balance sheet accounts:
                Accounts receivable                          159        (186)
                Inventories                                 (447)       (236)
                Prepaid expenses and other current assets   (117)        129
                Accounts payable and accrued expenses       (243)       (264)
                                                         -------     -------
     Net cash used by operating activities                  (311)       (269)
                                                         -------     -------

     Cash flows from investing activities:
        Additions to property, plant and equipment          (260)       (132)
                                                         -------     -------
     Net cash used by investing activities                  (260)       (132)
                                                         -------     -------

     Cash flows from financing activities:
        Dividends                                           (179)          -
        Repayment of long-term debt                          (45)        (49)
        Proceeds from issuance of Common stock under
         Stock Option Plan for nonemployee directors           -           2
                                                         -------     -------
     Net cash used by financing activities                  (224)        (47)

     Net effect of exchange rate changes on cash             117          23
                                                         -------     -------
     Net decrease in cash and cash equivalents               678         425
     Cash and cash equivalents at beginning of period      7,142       4,773
                                                         -------     -------
     Cash and cash equivalents at end of period          $ 6,464     $ 4,348
                                                         =======     =======

     Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                         $   21      $    18
        Income taxes                                        123          114



See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Interim Results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of March 31, 1995 and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings per share:

Earnings per Common share are based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share.


Note 3 - Consolidated Condensed Statements of Shareholders' Equity:

                                                        Three Months Ended
                                                             March 31,
                                                        ---------------------
                                                        1995           1994
                                                       ------        -------
                                                             (In thousands)


        Balance at beginning of period                $27,735        $26,253
        Net income                                        200            132
        Currency translation adjustment                   391            113
        Dividends ($.05 per share)                       (179)             -
        Issue of shares under Stock Option Plan
         for nonemployee directors                          -              2
                                                      -------        -------

        Balance at end of period                      $28,147        $26,500
                                                      =======        =======

Pgae 6

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter ended March 31, 1995.


                             Results of Operations

Quarter Ended March 31, 1995 vs. Quarter Ended March 31, 1994.

For the quarter ended March 31, 1995, net sales were $9,437,000 compared with net sales of $9,266,000 for the quarter ended March 31, 1994. Net income for the 1995 quarter was $200,000 or $.06 per share compared with net income of $132,000 or $.04 per share for the first quarter of 1994.

The 51.5% increase in net income for the 1995 quarter on a sales increase of 1.8% resulted primarily from higher operating margins due to continuing improvements in operating efficiencies, the positive effect of the weaker dollar on the product costs of the Company's European subsidiaries and significantly higher interest income, $65,000 in the 1995 quarter vs. $27,000 in 1994 resulting from higher average cash and cash equivalents and increasingly higher interest rates.


                              Financial Condition

Liquidity and Capital Resources

During the period ended March 31, 1995, Cash and Cash Equivalents decreased to $6,464,000 from $7,142,000 at December 31, 1994. The decrease in cash resulted primarily from an increase in inventories from $12,709,000 at December 31, 1994 to $13,334,000 at March 31, 1995. Inventories increased primarily as a result of the need to replenish work-in-process inventories to the level necessary to ensure an efficient work flow through the Company's plant and in anticipation of large orders for specialized equipment which generally have long lead times. Prepaid expenses and other current assets increased during the 1995 quarter due primarily to the partial payment of pension costs which will be amortized throughout the year.

Cash Flows from Operating Activities

During the quarters ended March 31, 1995 and 1994, net cash used by operating activities amounted to $311,000 and $269,000, respectively. The primary reasons for the $42,000 negative change between the two periods were the following: (a) inventories increased $447,000 vs. an increase of $236,000 in 1994; (b) prepaid expenses and other current assets increased $117,000 vs. a decrease of $129,000 in 1994; and were offset by (a) net income of $200,000 in 1995 vs. $132,000 in 1994; and (b) a decrease in accounts receivable of $159,000 in 1995 vs. an increase of $186,000 in 1994.

Cash Flows from Investing Activities

Net cash used by investing activities amounted to $260,000 in 1995 vs. $132,000 in 1994, as a result of additions to property, plant and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities amounted to $224,000 in the 1995 period vs. $47,000 in the 1994 period. The major reason for the difference resulted from a Common stock dividend of the Company in the amount of $179,000.

Management believes that the resources available to the Company, including its line of credit, are sufficient to meet its near-term needs and its strong unleveraged balance sheet provides the basis for any long-term financing if the need should arise.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NEW BRUNSWICK SCIENTIFIC CO., INC.
                                              ----------------------------------
                                                       (Registrant)




Date:   May 8, 1995                           /s/ Ezra Weisman
                                              ----------------------------------
                                              Ezra Weisman
                                              President
                                              (Chief Executive Officer)




                                              /s/ Samuel Eichenbaum
                                              ----------------------------------
                                              Samuel Eichenbaum
                                              Vice President - Finance
                                              (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NEW BRUNSWICK SCIENTIFIC CO., INC.
                                              ----------------------------------
                                                           (Registrant)




Date:   May 8, 1995                           ----------------------------------
                                              Ezra Weisman
                                              President
                                              (Chief Executive Officer)




                                              ----------------------------------
                                              Samuel Eichenbaum
                                              Vice President - Finance
                                              (Principal Accounting Officer)