Form 10-Q
period 1995-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1995-08-14
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended June 30, 1995                  Commission File No. 0-6994
                                                                         ------




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




Yes  X           No    .
   ----            ----










There are 3,588,932 Common shares outstanding as of August 10, 1995.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                     Index


                                                                        PAGE NO.
                                                                        --------
PART I.      FINANCIAL INFORMATION:

             Item 1:

                 Consolidated Condensed Balance Sheets -
                  June 30, 1995 and December 31, 1994                      3

                 Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 1995 and 1994        4

                 Consolidated Condensed Statements of
                  Cash Flows - Six Months Ended June 30, 1995 and 1994     5

                 Notes to Consolidated Condensed Financial
                  Statements                                               6

             Item II:

                 Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                    7

PART II.     OTHER INFORMATION                                             9

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands, except for share data)


                                                 ASSETS

                                                                   June 30,                 December 31,
                                                                     1995                      1994
                                                                   ---------                -----------
Current Assets                                                    (Unaudited)
   Cash and cash equivalents                                        $ 5,748                   $ 7,142
   Accounts receivable, net                                           7,556                     7,700
   Deferred income tax benefit                                          302                       302
   Inventories:
       Raw materials and sub-assemblies                               7,754                     7,126
       Work-in-process                                                2,002                     1,826
       Finished goods                                                 4,179                     3,757
                                                                    -------                   -------
           Total inventories                                         13,935                    12,709

   Prepaid expenses and other current assets                          1,392                     1,218
                                                                    -------                   -------

       Total current assets                                          28,933                    29,071
                                                                    -------                   -------

Property, plant and equipment, net                                    5,070                     4,922
Other assets                                                            485                       511
                                                                    -------                   -------

                                                                    $34,488                   $34,504
                                                                    =======                   =======

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Current installments of long-term debt                           $   111                   $   176
   Accounts payable and accrued expenses                              5,464                     5,928
                                                                    -------                   -------
       Total current liabilities                                      5,575                     6,104
                                                                    -------                   -------

Long-term debt, net of current installments                             662                       665
                                                                    -------                   -------

Shareholders' equity:
   Common stock, $.0625 par, authorized 25,000,000
     shares; shares issued and outstanding, 1995 -
     3,588,932 and 1994 - 3,581,283 net of shares
     held in treasury, 338,500                                          224                       224
   Capital in excess of par                                          19,246                    19,213
   Retained earnings                                                  8,770                     8,495
   Currency translation adjustment                                       11                      (197)
                                                                    -------                   -------
   Total shareholders' equity                                        28,251                    27,735
                                                                    -------                   -------

                                                                    $34,488                   $34,504
                                                                    =======                   =======

See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                             --------                           --------
                                                       1995              1994             1995              1994
                                                       ----              ----             ----              ----
Net sales                                            $  9,521          $  9,964          $18,958           $19,230

Operating costs and expenses:
  Cost of sales                                         5,701             6,219           11,458            12,013
  Selling, general and
   administrative expenses                              3,063             3,006            6,043             5,826
  Research, development and
   engineering expenses                                   506               435              974               887
                                                     --------          --------          -------           -------
    Total operating costs
      and expenses                                      9,270             9,660           18,475            18,726
                                                      -------           -------          -------           -------

  Income from operations                                  251               304              483               504

  Other income (expense):
    Interest income                                        55                28              120                55
    Interest expense                                      (17)              (15)             (32)              (32)
    Other income (expense), net                            12                18               (3)               (4)
                                                    ---------          --------          -------           -------
                                                           50                31               85                19
                                                    ---------          --------          -------           -------

  Income before income taxes                              301               335              568               523
  Income taxes                                             47               100              114               156
                                                    ---------           -------          -------           -------
  Net income                                        $     254         $     235          $   454           $   367
                                                     ========          ========          =======           =======

  Earnings per Common share                        $      .07        $      .07          $   .13           $   .10
                                                    =========         =========          =======           =======

  Weighted average number of
    shares outstanding                                  3,584             3,571            3,582             3,570
                                                      =======           =======          =======           =======

See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30
                                                                       ---------------------------------
                                                                          1995                    1994
                                                                       ----------               --------
Cash flows from operating activities:
Net income                                                               $   454                  $   367
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
    Depreciation                                                             266                      310
    Change in related balance sheet accounts:
        Accounts receivable                                                  266                     (579)
        Inventories                                                       (1,131)                     191
        Prepaid expenses and other current assets                           (154)                     152
        Accounts payable and accrued expenses                               (599)                    (531)
                                                                         -------                  -------
Net cash used by operating activities                                       (898)                     (90)
                                                                         -------                  -------

Cash flows from investing activities:
    Additions to property, plant and equipment                              (381)                    (225)
    Sale of equipment                                                         16                        -
                                                                         -------                  -------
Net cash used by investing activities                                       (365)                    (225)
                                                                         -------                  -------

Cash flows from financing activities:
    Dividends                                                               (179)                       -
    Repayment of long-term debt                                              (90)                    (106)
    Proceeds from issuance of Common stock
     under Employee Stock Purchase Plan                                       33                       24
    Proceeds from issuance of Common stock under
     Stock Option Plan for nonemployee directors                               -                        2
                                                                         -------                  -------
Net cash used by financing activities                                       (236)                     (80)
                                                                         -------                  -------

Net effect of exchange rate changes on cash                                  105                       73
                                                                         -------                  -------
Net decrease in cash and cash equivalents                                  1,394                      322
Cash and cash equivalents at beginning of period                           7,142                    4,773
                                                                         -------                  -------
Cash and cash equivalents at end of period                               $ 5,748                  $ 4,451
                                                                         =======                  =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                             $    38                  $    44
    Income taxes                                                             156                      126



See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - Interim Results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of June 30, 1995 and the results of its operations and cash flows for the six months ended June 30, 1995 and 1994. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings per share:

Earnings per Common share are based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share.


Note 3 - Consolidated Condensed Statements of Shareholders' Equity:

                                                     Six Months Ended
                                                         June 30,
                                                     ----------------
                                                     1995        1994
                                                     ----        ----
                                                      (In thousands)

         Balance at beginning of period            $ 27,735    $ 26,253
         Net income                                     454         367
         Currency translation adjustment                208         351
         Dividends ($.05 per share)                    (179)         --
         Issue of shares under
          Employee Stock Purchase Plan                   33          24
         Issue of shares under Stock Option Plan
          for nonemployee directors                      --           2
                                                   --------    --------
         Balance at end of period                  $ 28,251    $ 26,997
                                                   ========    ========

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and six months ended June 30, 1995.


                             Results of Operations
                             ---------------------

Quarter Ended June 30, 1995 vs. Quarter Ended June 30 1994.
-----------------------------------------------------------

For the quarter ended June 30, 1995, net sales were $9,521,000 compared with net sales of $9,964,000 for the quarter ended June 30, 1994. Net income for the 1995 quarter was $254,000 or $.07 per share compared with net income of $235,000 or $.07 per share for the second quarter of 1994.

The 4.4% decline in net sales resulted from a decrease in domestic sales due to soft market conditions for laboratory equipment in the United States offset by stronger export sales and higher sales by the Company's European subsidiaries. Income from operations decreased to $251,000 from $304,000 in the 1994 quarter as a result of the 4.4% sales decline, an increase in research, development and engineering expenses due to the establishment late in 1994 of a bioprocess equipment division and partially offset by an increase in the gross profit percentage from 37.6% in 1994 to 40.1% in 1995 due to the Company's continuing efforts to improve operating efficiencies and to control costs as well as the positive effects of the weaker dollar on the product costs of the Company's European subsidiaries. Interest income increased to $55,000 from $28,000 in the 1994 quarter due to higher average cash and cash equivalents and higher interest rates. Provision for income taxes as a percentage of income before taxes decreased in the 1995 quarter due to a larger proportion of the 1995 income resulting from the Company's foreign subsidiaries, a significant portion of which is not subject to income taxes due to carryforward tax losses on which income tax benefits were not previously provided.

Six Months Ended June 30, 1995 vs. Six Months Ended June 30 1994.
-----------------------------------------------------------------

For the six months ended June 30, 1995, net sales were $18,958,000 compared with net sales of $19,230,000 for the six months ended June 30, 1994. Net income for the 1995 period was $454,000 or $.13 per share compared with net income of $367,000 or $.10 per share for the first six months of 1994.

The slight decline in net sales resulted from a decrease in domestic sales due to soft market conditions for laboratory equipment in the United States mostly offset by stronger export sales and higher sales by the Company's European subsidiaries. Income from operations decreased to $483,000 from $504,000 in the 1994 period as a result of the sales decline, an increase in research, development and engineering expenses due to the establishment late in 1994 of a bioprocess equipment division and partially offset by an increase in the gross profit percentage from 37.5% in 1994 to 39.6% in 1995 due to the Company's continuing efforts to improve operating efficiencies and to control costs as well as the positive effects of the weaker dollar on the product costs of the Company's European subsidiaries. Interest income increased to $120,000 from $55,000 in the 1994 period due to higher average cash and cash equivalents and higher interest rates. Provision for income taxes as a percentage of income before taxes decreased in the 1995 period due to a larger proportion of the 1995 income coming from the Company's foreign subsidiaries, a significant portion of which is not subject to income taxes due to carryforward tax losses on which income tax benefits were not previously provided.

                              Financial Condition
                              -------------------

Liquidity and Capital Resources
-------------------------------

During the period ended June 30, 1995, Cash and Cash Equivalents decreased to $5,748,000 from $7,142,000 at December 31, 1994. The decrease in cash resulted primarily from an increase in inventories from $12,709,000 at December 31, 1994 to $13,935,000 at June 30, 1995. Inventories increased primarily as a result of the need to replenish inventories to the level necessary to ensure an efficient work flow through the Company's plant, in anticipation of orders for specialized fermentation and cell culture systems which generally have long lead times and in preparation for a two week summer shutdown of the manufacturing facility.

Cash Flows from Operating Activities
------------------------------------

During the periods ended June 30, 1995 and 1994, net cash used by operating activities amounted to $898,000 and $90,000, respectively. The primary reasons for the $808,000 decrease between the two periods were: (a) inventories increased $1,131,000 vs. a decrease of $191,000 in 1994; (b) prepaid expenses and other current assets increased $154,000 vs. a decrease of $152,000 in 1994; and were offset by (a) net income of $454,000 in 1995 vs. $367,000 in 1994; and
(b) a decrease in accounts receivable of $266,000 in 1995 vs. an increase of $579,000 in 1994.

Cash Flows from Investing Activities
------------------------------------

Net cash used by investing activities amounted to $365,000 in 1995 vs. $225,000 in 1994, primarily as a result of additions to property, plant and equipment.

Cash Flows from Financing Activities
------------------------------------

Net cash used by financing activities amounted to $236,000 in the 1995 period vs. $80,000 in the 1994 period. The major reason for the difference resulted from a Common stock dividend paid by the Company in the amount of $179,000 in 1995.

Management believes that the resources available to the Company, including its line of credit, are sufficient to meet its near-term needs and its strong unleveraged balance sheet provides the basis for any long-term financing if the need should arise.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

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

                                   NEW BRUNSWICK SCIENTIFIC CO., INC.
                                   ----------------------------------
                                             (Registrant)




Date:    August 14, 1995           /s/ Ezra Weisman
                                  ----------------------------------
                                  Ezra Weisman
                                  President
                                  (Chief Executive Officer)




                                   /s/ Samuel Eichenbaum
                                  ----------------------------------
                                  Samuel Eichenbaum
                                  Vice President - Finance
                                  (Principal Accounting Officer)