Form 10-Q
period 1995-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1995-11-13
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended September 30, 1995         Commission File No. 0-6994
                                                                     ------


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


Yes   X           No   .
   ------           ------




There are 3,588,932 Common shares outstanding as of November 10, 1995.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index


                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION:

         Item 1:

           Consolidated Condensed Balance Sheets -
            September 30, 1995 and December 31, 1994                       3

           Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1995 and 1994        4

           Consolidated Condensed Statements of
             Cash Flows - Nine Months Ended September 30, 1995 and 1994    5

           Notes to Consolidated Condensed Financial
            Statements                                                     6

         Item II:

           Management's Discussion and Analysis of Results
            of Operations and Financial Condition                          7

PART II. OTHER INFORMATION                                                 9

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)

                                     ASSETS
                                     ------

                                                                 September 30,    December 31,
                                                                    1995             1994
                                                                  --------         --------
                                                                 (Unaudited)
Current Assets
--------------
   Cash and cash equivalents                                      $  5,188         $  7,142
   Accounts receivable, net                                          7,318            7,700
   Deferred income tax benefit                                         302              302
   Inventories:
       Raw materials and sub-assemblies                              7,380            7,126
       Work-in-process                                               2,505            1,826
       Finished goods                                                4,422            3,757
                                                                  --------         --------
           Total inventories                                        14,307           12,709
   Prepaid expenses and other current assets                         1,343            1,218
                                                                  --------         --------
       Total current assets                                         28,458           29,071
                                                                  --------         --------
Property, plant and equipment, net                                   5,058            4,922
Other assets                                                           511              511
                                                                  --------         --------
                                                                  $ 34,027         $ 34,504
                                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
-------------------

   Current installments of long-term debt                         $    126         $    176
   Accounts payable and accrued expenses                             5,272            5,928
                                                                  --------         --------
       Total current liabilities                                     5,398            6,104
                                                                  --------         --------
Long-term debt, net of current installments                            603              665
                                                                  --------         --------
Shareholders' equity:
   Common stock, $.0625 par, authorized 25,000,000
     shares; shares issued and outstanding, 1995 -
     3,588,932 and 1994 - 3,581,283 net of shares
     held in treasury, 338,500                                         224              224
   Capital in excess of par                                         19,246           19,213
   Retained earnings                                                 8,800            8,495
   Currency translation adjustment                                    (244)            (197)
                                                                  --------         --------
   Total shareholders' equity                                       28,026           27,735
                                                                  --------         --------
                                                                  $ 34,027         $ 34,504
                                                                  ========         ========



           See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                                 -------------                      -------------
                                                             1995              1994             1995              1994
                                                             ----              ----             ----              ----

Net sales                                                  $  8,266         $  9,436         $ 27,224         $ 28,666

Operating costs and expenses:
  Cost of sales                                               4,973            5,868           16,431           17,881
  Selling, general and
   administrative expenses                                    2,754            2,768            8,797            8,594
  Research, development and
   engineering expenses                                         536              429            1,510            1,316
                                                           --------         --------         --------         --------
    Total operating costs
      and expenses                                            8,263            9,065           26,738           27,791
                                                           --------         --------         --------         --------
  Income from operations                                          3              371              486              875
  Other income (expense):
    Interest income                                              52               39              172               94
    Interest expense                                            (12)             (19)             (44)             (51)
    Other income (expense), net                                  (6)              (3)              (9)              (7)
                                                           --------         --------         --------         --------
                                                                 34               17              119               36
                                                           --------         --------         --------         --------
  Income before income taxes                                     37              388              605              911
  Income taxes                                                    7              117              121              273
                                                           --------         --------         --------         --------
  Net income                                               $     30         $    271         $    484         $    638
                                                           --------         --------         --------         --------

  Earnings per Common share                                $    .01         $    .08         $    .14         $    .18
                                                           --------         --------         --------         --------
  Weighted average number of
    shares outstanding                                        3,589            3,575            3,584            3,571
                                                           ========         ========         ========         ========




See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                      1995            1994
                                                                                    -------         -------
Cash flows from operating activities:
Net income                                                                           $   484         $   638
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
    Depreciation                                                                         404             481
    Change in related balance sheet accounts:
        Accounts receivable                                                              354            (216)
        Inventories                                                                   (1,619)          1,201
        Prepaid expenses and other current assets                                       (130)           (295)
        Accounts payable and accrued expenses                                         (1,299)            177
        Advance payments from customers                                                  579            (534)
                                                                                     -------         -------
Net cash used by operating activities                                                 (1,227)          1,452
                                                                                     -------         -------
Cash flows from investing activities:
    Additions to property, plant and equipment                                          (567)           (412)
    Sale of equipment                                                                     16            --
                                                                                     -------         -------
Net cash used by investing activities                                                   (551)           (412)
                                                                                     -------         -------
Cash flows from financing activities:
    Dividends                                                                           (179)           --
    Repayment of long-term debt                                                         (107)           (137)
    Proceeds from issuance of Common stock
     under Employee Stock Purchase Plan                                                   33              24
    Proceeds from issuance of Common stock under
     Stock Option Plan for nonemployee directors                                        --                 2
                                                                                     -------         -------
Net cash used by financing activities                                                   (253)           (111)
                                                                                     -------         -------
Net effect of exchange rate changes on cash                                               77             108
                                                                                     -------         -------
Net decrease in cash and cash equivalents                                             (1,954)          1,037
Cash and cash equivalents at beginning of period                                       7,142           4,773
                                                                                     -------         -------
Cash and cash equivalents at end of period                                           $ 5,188         $ 5,810
                                                                                     =======         =======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                                         $    49         $    60
    Income taxes                                                                         172             161


See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim Results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of September 30, 1995 and the results of its operations and cash flows for the nine months ended September 30, 1995 and 1994. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings per share:

Earnings per Common share are based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share.


Note 3 - Consolidated Condensed Statements of Shareholders' Equity:

                                                           Nine Months Ended
                                                              September 30,
                                                          1995           1994
                                                         ------         ------
                                                              (In thousands)


         Balance at beginning of period                 $27,735        $26,253
         Net income                                         484            638
         Currency translation adjustment                    (47)           472
         Dividends ($.05 per share)                        (179)            --
         Issue of shares under
          Employee Stock Purchase Plan                       33             24
         Issue of shares under Stock Option Plan
          for nonemployee directors                          --              2
                                                        -------        -------
         Balance at end of period                       $28,026        $27,389
                                                        =======        =======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and nine months ended September 30, 1995.


                              Results of Operations
                              ----------------------

Quarter Ended September 30, 1995 vs. Quarter Ended September 30 1994.
---------------------------------------------------------------------

For the quarter ended September 30, 1995, net sales were $8,266,000 compared with net sales of $9,436,000 for the quarter ended September 30, 1994. Net income for the 1995 quarter was $30,000 or $.01 per share compared with net income of $271,000 or $.08 per share for the third quarter of 1994.

The decline in net sales resulted primarily from a decrease in domestic sales due to soft market conditions in the United States, the traditionally weak summer months and delays in some planned shipments which will not be made until the fourth quarter. Income from operations decreased to $3,000 from $371,000 in the 1994 quarter as a result of the sales decline, an increase in research, development and engineering expenses due to the establishment late in 1994 of a bioprocess equipment division and partially offset by an increase in the gross profit percentage from 37.8 in 1994 to 39.8% in 1995 as a result of the Company's continuing efforts to improve operating efficiencies and to control costs as well as the positive effects of the weaker dollar on the product costs of the Company's European subsidiaries. Interest income increased to $52,000 from $39,000 in the 1994 quarter due primarily to higher interest rates. Interest expense declined to $12,000 from $19,000 in 1994 due to the continuing amortization of the principal on the Company's long-term debt.

Provision for income taxes as a percentage of income before taxes decreased in the 1995 period due to a larger proportion of the 1995 income coming from the Company's foreign subsidiaries, a significant portion of which is not subject to income taxes due to carryforward tax losses on which income tax benefits were not previously recognized.

Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30 1994.
-----------------------------------------------------------------------------

For the nine months ended September 30, 1995, net sales were $27,224,000 compared with net sales of $28,666,000 for the nine months ended September 30, 1994. Net income for the 1995 period was $484,000 or $.14 per share compared with net income of $638,000 or $.18 per share for the first nine months of 1994.

The decline in net sales resulted primarily from a decrease in domestic sales due to soft market conditions in the United States, the traditionally weak summer months and delays in some planned shipments which will not be made until the fourth quarter. The shortfall in domestic sales has been partially offset by stronger export sales and higher sales by the Company's European subsidiaries. Income from operations decreased to $486,000 from $875,000 in the 1994 period as a result of the decline in sales, an increase in research, development and engineering expenses due to the establishment late in 1994 of a bioprocess equipment division and partially offset by an increase in the gross profit percentage from 37.6% in 1994 to 39.6% in 1995 due to the Company's continuing efforts to improve operating efficiencies and to control costs as well as the positive effects of the weaker dollar on the product costs of the Company's European subsidiaries. Interest income increased to $172,000 from $94,000 in the 1994 period due to higher average cash and cash equivalents and higher interest rates. Provision for income taxes as a percentage of income before taxes decreased in the 1995 period due to a larger proportion of the 1995 income coming from the Company's foreign subsidiaries, a significant portion of which is not subject to income taxes due to carryforward tax losses on which income tax benefits were not previously recognized.

                               Financial Condition
                               -------------------

Liquidity and Capital Resources
-------------------------------

During the period ended September 30, 1995, Cash and Cash Equivalents decreased to $5,188,000 from $7,142,000 at December 31, 1994. The decrease in cash resulted primarily from an increase in inventories from $12,709,000 at December 31, 1994 to $14,307,000 at September 30, 1995. Inventories increased primarily as a result of the in-process construction of custom fermentation systems which are expected to be shipped during the fourth quarter and to the need to be in a stock position for many core products in anticipation of the traditionally strong fourth quarter. Cash also decreased due to the reduction in Accounts Payable and Accrued Expenses from $5,928,000 at December 31, 1994 to $5,272,000 at September 30, 1995 as a result of normal cyclical payments.

New Business Activity
---------------------

On October 18, 1995, the Company announced that it was entering the drug lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, called DGI BioTechnologies LLC (DGI), is majority-owned and fully funded by the Company and will utilize specially designed new laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations are expected to have a significant negative impact on the Company's earnings during its development phase, which is estimated at between two and three years.

Cash Flows from Operating Activities
------------------------------------

During the period ended September 30, 1995 net cash used by operating activities amounted to $1,227,000 vs. net cash provided by operating activities of $1,452,000 for the period ended September 30, 1994. The primary reasons for the $2,679,000 decrease between the two periods were: (a) inventories increased $1,619,000 vs. a decrease of $1,201,000 in 1994; (b) accounts payable and accrued expenses decreased $1,299,000 vs. an increase of $177,000 in 1994 and were offset by (a) a decrease in accounts receivable of $354,000 vs. an increase of $216,000 in 1994 and (b) an increase in advance payments from customers of $579,000 vs. a decrease of $534,000 in 1994.

Cash Flows from Investing Activities
------------------------------------

Net cash used by investing activities amounted to $551,000 in 1995 vs. $412,000 in 1994, primarily as a result of additions to property, plant and equipment.

Cash Flows from Financing Activities
------------------------------------

Net cash used by financing activities amounted to $253,000 in the 1995 period vs. $111,000 in the 1994 period. The major reason for the difference resulted from a Common stock dividend paid by the Company in the amount of $179,000 in 1995.

Management believes that the resources available to the Company, including its line of credit which has been extended to May 1997, are sufficient to meet its near and intermediate-term needs, including present funding commitments for DGI, and its strong unleveraged balance sheet provides the basis for any long-term financing if the need should arise.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)

(10.1)  Termination Agreement with Samuel Eichenbaum.

(10.2)   Organizational Structure and Development Agreement.

No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEW BRUNSWICK SCIENTIFIC CO., INC.
                                    -----------------------------------
                                               (Registrant)




Date:    November 13, 1995        /s/ Ezra Weisman
                                  ---------------------------------------
                                  Ezra Weisman
                                  President
                                  (Chief Executive Officer)




                                  /s/ Samuel Eichenbaum
                                  ---------------------------------------
                                  Samuel Eichenbaum
                                  Vice President - Finance
                                  (Principal Accounting Officer)