Form 10-K405
period 1995-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1996-03-14
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995
                          Commission File Number 0-6994

                       NEW BRUNSWICK SCIENTIFIC CO., INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                     22-1630072
------------------------                ---------------------------------------
(State of incorporation)                (I.R.S. Employer Identification Number)

                    44 Talmadge Road, Edison, N.J. 08818-4005
                    -----------------------------------------
                          (Address of principal office)

                  Registrant's telephone number: (908) 287-1200
                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
    Title of each class                                    on which registered
    -------------------                                   ---------------------
          None                                                    N/A

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------
      Title of class
      --------------
Common stock - par value $0.0625
Common stock Purchase Rights

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $15,063,960 as of February 12, 1996. This figure was calculated by reference to the high and low prices of such stock on February 12, 1996.

The number of shares outstanding of the Registrant's Common stock as of February 12, 1996: 3,595,651

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 1995, are incorporated in Part III herein.

The EXHIBITS INDEX is on Page 31.

                                     PART I

Item 1.           BUSINESS

                  New Brunswick Scientific Co., Inc. and its subsidiaries ("NBS"
or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth and detection of microorganisms. This equipment is used in medical, biological, chemical, and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, nutrient sterilizing and dispensing equipment, low temperature freezers and tissue culture apparatus. Laboratory equipment and instrumentation manufactured by NBS and others is distributed by four wholly-owned subsidiaries in Europe.

                  On  October  18,  1995,  the  Company  entered  the drug  lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. This new company, called DGI BioTechnologies LLC (DGI), is majority owned and fully funded by NBS and will utilize specially designed new laboratory space at NBS' headquarters facility in Edison, New Jersey. DGI will focus on using its drug discovery platform to identify promising drug assays and new drug leads for sale or license to pharmaceutical and biotechnology companies. DGI has applied for U.S. and foreign patents covering its proprietary drug discovery technology which utilizes state-of-the-art molecular-biological and immunological tools to scan known pharmaceutical targets in a manner that offers major advantages over existing drug discovery approaches.

                  NBS was incorporated in 1958 as the successor to a business founded in 1946 by David and Sigmund Freedman, its principal stockholders and two of its directors and executive officers. The company owns its 243,000 square foot headquarters and primary production facility located on 17 acres of land in Edison, New Jersey.

                  Products

                  Fermentation Equipment and Bioreactors. A fermentor is a device used to create, maintain and control the physical, chemical, and biochemical environmental conditions required for growing bacteria, yeast, fungi and other similar microorganisms. Bioreactors serve an identical purpose for propagation of animal and plant cells. The Company's fermentors and bioreactors range in size from laboratory benchtop models as small as 1-liter to pilot scale systems as large as 10,000 liters. The larger systems are typically sold under contract. The number of larger systems sold in any reporting period may materially affect the sales and profitability of the Company.

                  NBS has supplied  fermentors and  bioreactors to  universities and pharmaceutical company laboratories since the 1950's. NBS' fermentors and bioreactors are being used for applications which have received increased attention in the scientific and commercial community; namely, applications using microorganisms engineered by recombinant DNA techniques; immunology; and the production of monoclonal antibodies. Animal and plant cells as well as bacteria and viruses are usually grown on a small scale for research purposes. As the process is scaled up (i.e., replicated, using larger volumes), physical and chemical parameters, such as pH, vessel pressure and chemical composition may change, and the equipment used may require increasingly sophisticated control systems. Scale-up, which is one of the important uses of the Company's pilot scale systems, is a complex technical procedure critical to successful commercialization of biological processes. Pilot scale systems may be used to set parameters or to determine the feasibility of production at greater volumes, depending upon the goal of the customer. Particularly in the area of bioreactors, the Company has developed unique designs and has applied for patents to protect its technology.

                  The   Company's   fermentors   and   bioreactors   incorporate
sophisticated   instrumentation   systems  to  measure,  record  and  control  a
multiplicity of process variables.

                  The Company manufactures digital instrumentation for control of fermentors and bioreactors. This instrumentation significantly enhances the utility of any size fermentor or bioreactor. Consisting of an operator display and a series of microprocessor-controlled instrument modules, this control unit uses software developed by the Company to simplify the operation of fermentors and bioreactors while enhancing their performance. It automatically monitors, displays, analyzes, and makes immediately available, data concerning the culture process and permits automatic modification of the various growth conditions without the need of a host computer. This system is designed to replace manually operated controls as well as more complex and more costly automatic systems.

                  Since maintenance of pure culture conditions is critical for the proper functioning of fermentors and bioreactors, NBS offers devices and procedures which it has developed for sterilizing its systems and maintaining an aseptic environment over long operating periods. NBS designs, manufactures and sells benchtop and pilot scale fermentors that are sterilizable in place. Although significantly more expensive than other models, these devices eliminate the need to move the fermentor from its place of use for sterilization.

                  Biological Shakers. Biological shakers perform a function similar to fermentors and bioreactors, as they are also used in the process of growing and propagating biological cultures. Shakers agitate flasks under controlled conditions containing biological cultures in a liquid media in which nutrients are dissolved. Nutrients are the source of energy needed for growth, while shaking furnishes the dissolved oxygen needed to permit life processes to take place within the microorganism. NBS Shakers are in worldwide use in biological laboratories for research, development, and in some cases, for production of various medical, biological and chemical products. In addition, shakers are widely used in microbiological and recombinant DNA research.

                  The Company manufactures an extensive line of biological shakers ranging in size from portable laboratory benchtop models to large multitier industrial machines. Some models of the Company's shakers are designed to agitate flasks under controlled environmental conditions of temperature, atmosphere and light. Each shaker incorporates a variable speed regulator and may be equipped to accommodate flasks of various sizes. To permit culture growth under constant and reproducible conditions, shakers manufactured by NBS are precision engineered and manufactured to agitate flasks uniformly and continuously over prolonged periods.

                  The Company manufactures two distinct lines of shakers. Its "classic" line which has been the industry standard for many years and its INNOVA line which is among the most sophisticated products of their kind in the world.

                  Nutrient Sterilizing and Dispensing Equipment. The Company manufactures devices that automatically sterilize biological nutrients and then maintain those nutrients at the required temperature for subsequent use. This product line includes benchtop models used in laboratories as well as larger industrial models. As a complement to its nutrient sterilizers, NBS sells an apparatus which automatically fills culture dishes with sterile nutrient.

                  Tissue Culture Apparatus. The Company manufactures apparatus to rotate bottles and test tubes slowly and constantly for the purpose of growing animal and plant cells. Certain models of this apparatus may be placed into an incubator and equipped to regulate the speed of rotation. The Company also markets carbon dioxide incubators used in the propagation of tissue cultures. This apparatus has applications in vaccine production, cancer and heart disease research, and the commercial production of pharmaceuticals.

                  Other   Scientific   Products.   NBS  distributes  a  line  of
centrifuges for separating cells from fermentation broth, and a line of low temperature freezers.

                  Product Development

                  NBS designs and develops substantially all the products it sells. Its personnel, who include biochemical, electrical, chemical, mechanical, electronic and software engineers as well as scientists and technical support staff, formulate plans and concepts for new products and improvements or modifications to existing products. The Company develops specialized software for use with its computer-coupled systems and the microprocessor-controlled instrumentation systems for shakers, fermentors and bioreactors.

                  Manufacturing

                  Manufacturing is conducted according to planning and production control procedures primarily on a lot production basis rather than on an assembly line. NBS fabricates its parts from purchased raw materials and components and produces most of its subassemblies. These parts, components and subassemblies are carried in inventory in anticipation of projected sales and are then assembled into finished products according to production schedules. In general, manufacturing is commenced in anticipation of orders. The manufacturing processes for the Company's products range from two weeks to many months, depending upon the product size, complexity and quantity. However, a substantial portion of orders received are for items in the process of being manufactured or in inventory.

                  The raw materials used by the Company include stainless steel, copper, brass, aluminum and various plastics. Some components are purchased from others, including pumps, compressors, plumbing fittings, electrical and electronic components, gauges, meters, motors, glassware and general purpose hardware. Many of these components are built to the Company's specifications. NBS is not dependent upon any single supplier for any raw material or component, but delay in receipt of key components can affect the manufacturing schedule.

                  The Company's products are designed to operate continuously over long periods with precision and regularity so that research and production may be conducted under controlled, constant and reproducible conditions. The Company manufactures its products from materials which it selects as having characteristics necessary to meet its requirements. In addition, to ensure that its manufacturing processes result in products meeting exacting specifications and tolerances, NBS follows rigorous inspection procedures. NBS maintains a Quality Assurance Department which is responsible for inspecting raw materials and parts upon arrival at its plant as well as inspecting products during manufacture. It also tests every piece of equipment prior to shipment. NBS' products are serviced at its plant and at its customers' premises by Company technicians, distributors' technicians or, in the case of minor repairs, by sales personnel.

                  NBS also has a  manufacturing  capability in England,  to make its products more competitive in Europe, which was established to (a) subcontract products for manufacture and assembly, (b) monitor the quality of products manufactured for or sold by NBS' European subsidiaries, (c) interface with NBS' engineering group in the United States and (d) provide technical assistance to the sales group in Europe. Selected shaker products are manufactured in England for the European market.

                  Marketing and Sales

                  The Company sells its equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology, and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of Federal, State and Municipal government departments and agencies in the United States. While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers and generally requires progress payments for the purchase of custom fermentation equipment.

                  NBS sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions, and governments. The major portion of its foreign sales are made in Canada, Western Europe, Israel, China, Japan and Australia. NBS also sells its products in the former Soviet Union, Eastern Europe and Latin America. These sales may be substantially affected by changes in the capital investment policies of foreign governments, so that sales may be reduced or deferred by occurrences such as the governmental changes during the past few years in many Eastern European countries and in the former Soviet Union.

                  Fisher  Scientific is the exclusive  U.S.  distributor  of the
Company's traditional "classic" line of biological shakers and automated equipment for the preparation of diagnostic agar plates. While Fisher is the exclusive U.S. distributor for these NBS Shakers and media preparation equipment, NBS markets and sells its shakers and other products on a direct basis as well. Fisher also distributes a few selected INNOVA models.

                  For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 1995, see Note 9 of Notes to Consolidated Financial Statements under the heading "Operations by geographic areas." Export sales consist of all sales by the Company's Domestic Operations to customers located outside the United States. Hence, foreign sales include export sales.

                  Substantially all of the orders of the Company's domestic operations, including export orders are booked in United States dollars and are payable promptly upon delivery of the equipment. The Company's wholly-owned European subsidiaries book orders for equipment in local currencies and in some instances in U.S. dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the dollar have had an impact upon the Company's consolidated financial statements, as measured in United States dollars.

                  Export sales are influenced by changes in the exchange rate of the dollar as those changes affect the cost of the Company's equipment to foreign purchasers. Certain countries, particularly those in Eastern Europe and the former Soviet Union, may not be able to make substantial capital purchases in dollars for economic or political reasons.

                  NBS maintains four European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited in England, NBS Benelux B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, and New Brunswick Scientific N.V. in Belgium. Foreign sales of the Company's standard products (i.e., those listed in its product catalogs) are generally made directly by these subsidiaries.

                  At December 31, 1995, NBS had a backlog of unfilled orders of approximately $5,452,000, compared with $4,032,000 at the end of 1994. The December 31, 1995 backlog was comprised of orders for standard equipment as well as orders for larger systems. NBS expects to fill all of its existing backlog during the coming year.

                  One  customer  based  in  the  United  States   accounted  for
approximately 12.1%, 11.7% and 13.9%, respectively, of consolidated net sales during the years ended December 31, 1995, 1994 and 1993.

                  Research and Development

                  Research and development expenditures, all of which are sponsored by the Company, amounted to $826,000 in 1995, $617,000 in 1994 and $618,000 in 1993.

                  Eleven (11) of the Company's professional employees were engaged full time in research and development activities.

                  Competition

                  The competitive factors affecting the Company's position as a manufacturer of biotechnology equipment include availability, reliability, ease of operation, the price of its products, its responsiveness to the technical needs and service requirements of customers, and product innovation.

                  NBS encounters competition from approximately 11 domestic and 16 foreign competitors in the sale of its products. The Company's principal competitor in the sale of fermentation equipment and bioreactors both in the United States and overseas is B. Braun Biotech, a German company. Additional competitors include LSL-Biolafitte, a French company, part of Cellex Biosciences Inc., a U.S. company; L.E. Marubishi Co., Ltd. located in Japan; Applikon, B.V., located in The Netherlands; Abec, located in Pennsylvania and L.H. Engineering Ltd., located in England, a part of Inceltech, located in France. Although financial information concerning these firms is not readily available, the Company believes that many of its competitors have substantially greater financial resources than the Company. NBS believes that B. Braun Biotech has significantly greater sales of fermentation equipment than the Company, although Braun's market share is not as significant in benchtop size models.

                  The Company believes that it has the largest worldwide market share for biological shakers. LabLine Instruments, Inc. and Forma Scientific in the United States as well as several manufacturers in Europe are strong competitors of the Company in this market.

                  NBS encounters substantial competition in the sale of most of its other equipment where its sales do not represent major market shares. Although the Company does not encounter substantial competition in the sale of its nutrient sterilizing and dispensing equipment in the domestic market, substantial competition exists in foreign markets.

                  Employees

                  NBS employs approximately 357 people, including 197 people engaged in manufacturing and supervision, 34 in research, development and engineering, 83 in sales and marketing, and 43 in administrative and clerical duties. Manufacturing employees currently work a single shift. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract scheduled to expire in December 1996. The Company considers its labor relations to be good.

                  Working Capital

                  NBS maintains a substantial inventory of parts, components and subassemblies to fill orders for its products. Management believes it has adequate working capital for its present level of operations.

                  The Company has a $5 million secured line of credit with United Jersey Bank/Central NA, primarily for working capital and letters of credit, and a $1 million revolving credit line for equipment acquisition purposes, effective through May 1997.

                  Patents and Trademarks

                  NBS holds and has filed applications for United States and foreign patents relating to many of its products, their integral components and significant accessories. NBS also has certain registered trademarks. However, NBS believes that its business is not dependent upon patent, trademark, or other proprietary protection in any material respect.

Item 2.           PROPERTY

                  The Company's executive, administrative, engineering and domestic sales offices and its manufacturing operations, warehouse and other facilities are located in a Company owned 243,000 square foot one-story steel and concrete block building situated on a 17-acre site in Edison, New Jersey. Approximately 50,000 square feet is office space, approximately 14,000 square feet is laboratory space, and the balance is devoted to manufacturing and warehouse facilities. The Company's NBS Benelux B.V. subsidiary owns its 13,000 square foot building in Nijmegen, The Netherlands.

                  The  Company's   wholly-owned   European   subsidiaries  lease
facilities as follows: New Brunswick Scientific (UK) Limited - 17,000 square feet and NBS GmbH - 1,400 square feet.

Item 3.           LEGAL PROCEEDINGS

                  No material legal proceedings are currently pending.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  SECURITY HOLDER MATTERS

                  (A) The Company's Common stock is traded in the National over-the-counter market (NASDAQ symbol NBSC). The following table sets forth the high and low prices for the Company's Common stock as reported by NASDAQ for the periods indicated. The prices represent quotations between dealers reflecting prevailing market factors which may include anticipated markups or markdowns and do not necessarily represent actual transactions.

                                              HIGH         LOW
    1994
    First Quarter                            $ 7-3/8       $ 5-5/8
    Second Quarter                             7-3/4         5-1/2
    Third Quarter                              7-5/8         6-1/8
    Fourth Quarter                             7-1/8         5-1/8

    1995
    First Quarter                            $ 6-15/16     $ 5-3/4
    Second Quarter                             8             5-3/4
    Third Quarter                              7-1/8         6-1/8
    Fourth Quarter                             8             5-3/8

    1996
    First Quarter
     (through February 12, 1996)             $ 6-1/8       $ 5-1/4

                  (B) The number of record holders of NBS' Common stock as of February 12, 1996, is 413.

                  (C) NBS paid a cash dividend with respect to its Common stock of $.05 per share on April 14, 1995 to shareholders of record on March 15, 1995.

Item 6.           SELECTED FINANCIAL DATA

                  The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

                                                                Years Ended December 31,
                                           ----------------------------------------------------------------
                                              1995         1994          1993         1992         1991
                                           ----------   ----------    ----------   ----------   -----------
                                                      (In thousands, except per share amounts)

         Net sales                            $39,085      $38,789       $35,950      $33,072      $33,105

         Net income                             1,172        1,068           392           80          393

         Earnings per
          Common share                        $   .33      $   .30       $   .11      $   .02      $   .11

         Total assets*                         35,685       34,504        32,628       31,869       35,392

         Long-term debt, net of
          current installments*                   564          665           792          569          747

         Dividends per share                  $   .05          -             -            -            -

*  At year-end

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

                  1995 vs. 1994

                  For the year ended December 31, 1995, the Company had net income of $1,172,000 or $.33 per share on net sales of $39,085,000 compared with net income of $1,068,000 or $.30 per share on net sales of $38,789,000 for the year ended December 31, 1994.

                  The increase of 26.7% in research, development and engineering expenses was due to the establishment in late 1994 of a bioprocess equipment division and the start-up in October 1995 by the Company of a drug-lead discovery operation. Interest income increased to $222,000 in 1995 from $145,000 in 1994 due primarily to higher interest rates. Interest expense declined to $55,000 in 1995 from $67,000 in 1994 due to the continuing amortization of the principal on the Company's long-term debt.

                  Provision for income taxes as a percentage of income before taxes decreased to 16.3% in 1995 from 30% in 1994 due to a larger proportion of the 1995 income emanating from the Company's foreign subsidiaries, a significant portion of which is not subject to income taxes due to carry-forward tax losses on which income tax benefits were not previously recognized.

                  During 1995, there was a significant weakening of the U.S. dollar vs. the currencies of two of the European countries where the Company has subsidiary operations. The effect of these currency movements increased the income from foreign operations by approximately $84,000 to $1,245,000. The effects of balance sheet translation resulted in a currency translation adjustment of $147,000 which is reflected in the equity section of the Consolidated Balance Sheet.

                  1994 vs. 1993

                  For the year ended December 31, 1994, the Company had net income of $1,068,000 or $.30 per share on net sales of $38,789,000 compared with net income of $392,000 or $.11 per share on net sales of $35,950,000 for the year ended December 31, 1993.

                  The increase of 7.9% in net sales resulted primarily from increased sales of cell culture and media preparation equipment as well as significantly (13.5%) higher sales by the Company's European subsidiaries of the Company's core products. Gross margins improved during 1994 to 38.2% from 36.7% in 1993 primarily as a result of a more profitable product mix and improvements in manufacturing efficiency. Interest income increased to $145,000 in 1994 from $86,000 in 1993 due to higher average interest rates in 1994 and a higher level of average cash available for investment. Interest expense increased to $67,000 in 1994 from $52,000 in 1993 primarily as a result of the full year effect of interest applicable to a capitalized lease obligation relating to the purchase of equipment in September 1993.

                  During  1994,  there was a  significant  weakening of the U.S.
dollar vs. the European currencies of the countries where the Company has subsidiary operations. The effect of these currency movements increased the income from foreign operations by approximately $35,000 to $617,000. The effects of balance sheet translation resulted in a currency translation adjustment of $358,000 which is reflected in the equity section of the Consolidated Balance Sheet.

                               Financial Condition

                  Liquidity and Capital Resources

                  During the year ended December 31, 1995, cash and cash equivalents decreased to $6,382,000 from $7,142,000 at December 31, 1994. The decrease in cash resulted primarily from an increase in accounts receivable to $9,135,000 at December 31, 1995 from $7,700,000 at December 31, 1994. Accounts receivable increased due to the significantly higher level of sales in the fourth quarter of 1995 vs. the fourth quarter of 1994. 1995 fourth quarter sales amounted to $11,861,000 vs. $10,123,000 during the fourth quarter of 1994.

                  Other liabilities of $471,000 at December 31, 1995 consists of a pension liability and is a non-cash item which is offset by a direct reduction in shareholders' equity of a like amount.

                  Accounts payable trade increased to $2,620,000 in 1995 from $1,928,000 in 1994 due to the increased level of business in the fourth quarter.

                  New Business Activity

                  On October 18, 1995, the Company announced that it was entering the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, called DGI, is majority-owned and fully funded by the Company and will utilize specially designed new laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations are expected to have a significant negative impact on the Company's earnings during its development phase, which is estimated at between two and three years. During 1995 $205,000 related to DGI was charged to operations.

                  Cash Flows from Operating Activities

                  During the year ended December 31, 1995, net cash provided by operating activities amounted to $444,000 vs. net cash provided by operating activities of $3,285,000 for the year ended December 31, 1994. The primary reasons for the $2,841,000 decrease from 1994 to 1995 were: (a) accounts receivable increased $1,522,000 in 1995 vs. an increase of $693,000 in 1994; (b) refundable income taxes increased $216,000 in 1995 vs. zero in 1994; (c) inventories increased $51,000 in 1995 vs. a decrease of $2,212,000 in 1994 and were offset by an increase in accounts payable and accrued expenses of $522,000 in 1995 vs. an increase of $29,000 in 1994.

                  Cash Flows from Investing Activities

                  Net cash used by investing activities which amounted to $1,034,000 in 1995 resulted primarily from $950,000 of additions to property, plant and equipment and $100,000 from an investment made in another entity. In 1994, net cash used was primarily from additions to property, plant and equipment of $580,000 and from an investment made in another entity of $300,000.

                  Cash Flows from Financing Activities

                  Net cash used by financing activities amounted to $239,000 in 1995 vs. $150,000 in 1994. The major reason for the difference resulted from a Common stock dividend paid by the Company in the amount of $179,000 in 1995.

                  Management believes that the resources available to the Company, including its line of credit which has been extended to May 1997, are sufficient to meet its near and intermediate-term needs, including present funding commitments for DGI, and its strong unleveraged balance sheet provides the basis for any long-term financing if the need should arise.

                  Recently Issued Accounting Standards

                  In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, certain identifiable intangibles and goodwill to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for the Company's fiscal year 1996. Management of the Company believes that the adoption of this accounting standard will not have a material impact on its operating results or financial condition.

                  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes a method of accounting for stock compensation plans based on fair value of employee stock options and similar equity instruments. Companies are permitted to continue using the current method of accounting for stock compensation but are required to disclose pro forma net income and earnings per share as if the fair value method of SFAS No. 123 has been used to measure compensation costs. The Company has not adopted SFAS No. 123. SFAS No. 123 is applicable for all financial statements for fiscal years beginning after December 15, 1995. When adopted, certain disclosures are required for fiscal years that begin after December 15, 1994. The Company is currently undecided as to what method of adoption it will utilize.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Independent Auditors' Report



The Board of Directors and Shareholders
New Brunswick Scientific Co., Inc.:

We have audited the consolidated balance sheets of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                              KPMG PEAT MARWICK LLP




Short Hills, New Jersey
February 12, 1996

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                      (In thousands, except for share data)


                                                                      1995             1994
                                                                      -----            -----
                  ASSETS
Current assets:
   Cash and cash equivalents                                        $  6,382          $  7,142
   Accounts receivable, net of allowance for
    doubtful accounts, 1995- $306 and 1994 - $340                      9,135             7,700
   Refundable income taxes                                               216              --
   Deferred income tax benefit (Note 6)                                  188               302
   Inventories (Note 2)                                               12,692            12,709
   Prepaid expenses and other current assets (Note 7)                  1,364             1,218
                                                                    --------          --------
                  Total current assets                                29,977            29,071
                                                                    --------          --------

Property, plant and equipment, net (Notes 3 and 4)                     5,237             4,922
Other assets                                                             471               511
                                                                    --------          --------
                                                                    $ 35,685          $ 34,504
                                                                    ========          ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt (Note 4)                  $    130          $    176
   Accounts payable and accrued expenses (Note 5)                      6,339             5,928
                                                                    --------          --------
                  Total current liabilities                            6,469             6,104
                                                                    --------          --------
Long-term debt, net of current installments (Note 4)                     564               665
Other liabilities (Note 7)                                               471              --
                                                                    --------          --------
Commitments and contingencies (Notes 10 and 11)

Shareholders' equity (Note 8):
   Common stock, $0.0625 par; authorized 25,000,000 shares;
   issued and outstanding, 1995 - 3,595,651 shares;
   1994 - 3,581,283 shares, net of shares held in treasury,
    1995 and 1994 - 338,500                                              225               224
   Capital in excess of par                                           19,283            19,213
   Retained earnings                                                   9,488             8,495
   Currency translation adjustment                                      (344)             (197)
   Pension liability adjustment (Note 7)                                (471)             --
                                                                    --------          --------

                                                                      28,181            27,735
                                                                    --------          --------

                                                                    $ 35,685          $ 34,504
                                                                    ========          ========

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (In thousands, except per share amounts)


                                                   1995             1994              1993
                                                   ----             ----              ----

Net sales                                        $ 39,085          $ 38,789          $ 35,950

Operating costs and expenses:
   Cost of sales                                   23,919            23,973            22,742
   Selling, general and administrative
    expenses                                       11,717            11,623            11,050
   Research, development and engineering
    expenses                                        2,215             1,748             1,687
                                                 --------          --------          --------

                                                   37,851            37,344            35,479
                                                 --------          --------          --------

Income from operations                              1,234             1,445               471
                                                 --------          --------          --------

Other income (expense):
   Interest income222                                 145                86
   Interest expense                                   (55)              (67)              (52)
   Other income (expense), net                         (1)                3                 7
                                                 --------          --------          --------

                                                      166                81                41
                                                 --------          --------          --------

Income before income taxes                          1,400             1,526               512

Income taxes (Note 6)                                 228               458               120
                                                 --------          --------          --------

Net income                                       $  1,172          $  1,068          $    392
                                                 ========          ========          ========

Earnings per Common share                        $    .33          $    .30          $    .11
                                                 ========          ========          ========

Weighted average number of shares
 outstanding                                        3,586             3,573             3,562
                                                 ========          ========          ========







See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in thousands)


                                          Common Stock            Capital                   Currency      Pension
                                     ------------------------    in Excess     Retained    Translation   Liability
                                       Shares        Amount        of Par      Earnings    Adjustment    Adjustment      Total
                                     ----------    ----------    ----------   ----------   -----------   ----------    ----------
Balance, January 1, 1993              3,559,057          $222       $19,115       $7,035        $  82         $--         $26,454

Issue of shares under employee
 stock purchase plan                      9,831             1            43                                                    44

Net income                                  392                                      392

Currency translation adjustment                                                                  (637)                       (637)
                                     ----------    ----------    ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1993            3,568,888          $223       $19,158       $7,427        $(555)         --         $26,253

Issue of shares under employee
 stock purchase plan                     11,945             1            53                                                    54

Issue of shares under Stock Option
 Plan for nonemployee directors             450                           2                                                     2

Net income                                                                         1,068                                    1,068

Currency translation adjustment                                                                   358                         358
                                     ----------    ----------    ----------   ----------   ----------    ----------    ----------


Balance, December 31, 1994            3,581,283          $224       $19,213       $8,495        $(197)         --         $27,735

Issue of shares under employee
 stock purchase plan                     14,368             1            70                                                    71

Equity adjustment for additional
 minimum pension liability                                                                                     (471)         (471)

Dividends ($.05 per share)                                                          (179)                                    (179)

Net income                                                                         1,172                                    1,172

Currency translation adjustment                                                                  (147)                       (147)
                                     ----------    ----------    ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1995            3,595,651          $225       $19,283       $9,488        $(344)        $(471)      $28,181
                                     ==========    ==========    ==========   ==========   ==========    ==========    ==========












See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)


                                                              1995                  1994                  1993
                                                             -----                 -----                 -----
Cash flows from operating activities:
   Net income                                              $ 1,172                $1,068             $     392
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation                                              585                   628                   713
     Deferred income taxes                                     114                   248                  (100)
     Change in related balance sheet accounts:
       Accounts receivable                                  (1,522)                 (693)                 (335)
       Refundable income taxes                                (216)                    -                     -
       Inventories                                             (51)                2,212                  (606)
       Prepaid expenses and other current assets              (160)                 (207)                 (113)
       Accounts payable and accrued expenses                   522                    29                 1,038
                                                          --------               -------               -------
   Net cash provided by operating activities                   444                 3,285                   989
                                                          --------                ------              --------

Cash flows from investing activities:
   Additions to property, plant and equipment                 (950)                 (580)                 (601)
   Sale of equipment                                            16                     4                     6
   Investment                                                 (100)                 (300)                    -
                                                          --------                ------            ----------
   Net cash used by investing activities                    (1,034)                 (876)                 (595)
                                                           -------                 -----               -------

Cash flows from financing activities:
   Dividends                                                  (179)                    -                     -
   Repayments of long-term debt                               (131)                 (206)                 (244)
   Proceeds from issuance of shares under
    stock purchase and option plans                             71                    56                    44
                                                         ---------               -------              --------
   Net cash used by financing activities                      (239)                 (150)                 (200)
                                                          --------               -------                ------

Net effect of exchange rate changes on cash                     69                   110                   (44)
                                                         ---------               -------               -------
Net increase (decrease) in cash and cash equivalents          (760)                2,369                   150
Cash and cash equivalents at beginning of year               7,142                 4,773                 4,623
                                                           -------                ------               -------

Cash and cash equivalents at end of year                 $   6,382              $  7,142              $  4,773
                                                           =======                ======               =======

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
   Interest                                             $       58             $      71            $       53
   Income taxes                                                152                   319                   116
Supplemental disclosure of non cash
   financing activities:
   Equipment acquired by capital lease                  $       -              $      -             $      490




See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     Summary of significant accounting policies:

           Principles of consolidation:

           The consolidated financial statements include the accounts of New Brunswick Scientific Co., Inc., its wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated.

           Translation of foreign currencies:

           Translation adjustments for the Company's foreign operations are accumulated as a separate component of shareholders' equity. Transaction gains and losses, which are not significant in amount, are included in the consolidated statements of operations as part of "Other income (expense), net."

           Cash and Cash Equivalents:

           The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents in the statement of cash flows.

           Inventories:

           Inventories are stated at the lower of cost (first-in, first-out or average) or market. Cost elements include material, labor and manufacturing overhead.

           Property, plant and equipment:

           Property, plant and equipment are stated at cost. Gains and losses resulting from sales or disposals, which are not significant in amount, are included in "Other income (expense), net". The cost of repairs, maintenance and replacements which do not significantly improve or extend the life of the respective assets is charged to expense as incurred.

           Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, generally 33-1/3 years for buildings and 10 years for machinery and equipment. Depreciation expense amounted to $585,000 in 1995, $628,000 in 1994 and $713,000 in 1993.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


           Income taxes:

           The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (Statement 109). Statement 109 requires the asset and liability method of accounting, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

           Earnings per Common share:

           Earnings per Common share is based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share.

           Treasury stock:

           Repurchase of the Company's outstanding Common stock is accounted for by treating the stock as if retired.

           Financial instruments:

           The carrying values of the Company's financial instruments at December 31, 1995, approximate their estimated fair values. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term maturity of such instruments. The carrying value of long-term debt approximates fair value based on the current rates offered on debt with similar maturities and characteristics. Derivative financial instruments (forward exchange contracts) are recorded at market value, with resultant gains or losses recognized in the statement of operations immediately, unless the instrument is an effective hedge of a firm, committed transaction, in which case the associated gain or loss is deferred and recognized in connection with the underlying transaction exposure.

           Use of estimates:

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     Inventories:

                                                    1995                1994
                                                   ------              ------
                                                         (In thousands)
           Raw materials and sub-assemblies       $  6,786             $ 7,126
           Work-in-process                           2,062               1,826
           Finished goods                            3,844               3,757
                                                   -------             -------

                                                   $12,692             $12,709
                                                   =======             =======

3.     Property, plant and equipment, net:

                                                   1995                 1994
                                                  ------               ------
                                                         (In thousands)
           Land                                   $    800             $   800
           Buildings and improvements                4,057               3,932
           Machinery and equipment                   8,984               8,176
                                                   -------             -------
                                                    13,841              12,908
           Less accumulated depreciation             8,604               7,986
                                                   -------             -------

                                                  $  5,237             $ 4,922
                                                  ========             =======

4.     Long-term debt and credit agreement:

       There is a mortgage on the facility of the Company's Netherlands subsidiary which bears interest of 7.5% per annum. During the twenty-year term of the mortgage, the Company is obligated to make monthly payments of interest and 80 equal quarterly payments of principal. At December 31, 1995 and 1994 $404,000 and $403,000, respectively, was outstanding.

       In 1993, the Company entered into a capitalized lease obligation, due September 1998, with imputed interest of 6.85%, relating to the purchase of equipment. At December 31, 1995 and 1994, $290,000 and $383,000,
       respectively, was outstanding.

       Property, plant and equipment with a net book value of $704,000 and $669,000, is pledged as security for long-term debt as indicated above, at December 31, 1995 and 1994, respectively. Machinery and equipment (see
       Note 3) includes equipment under capital lease of $490,000, which has a net book value of $372,000 and $417,000 at December 31, 1995 and 1994, respectively.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       Aggregate annual maturities of long-term debt, including capitalized lease obligations, are as follows:

           Year ending December 31            Amount
           -----------------------        -----------
                                         (In thousands)
                   1996                        $130
                   1997                         137
                   1998                         116
                   1999                          31
                   2000                          31
                   After 2000                   249
                                               ----
                                               $694

       The Company has a $5 Million Secured Revolving Credit Agreement (the Agreement) with United Jersey Bank/Central NA (the Bank) effective through May 31, 1997. The Agreement provides the Company with a facility for both working capital and for letters of credit. In addition, the Bank has provided a $1 million Revolving Line of Credit for equipment acquisition purposes. There are no compensating balance requirements and any borrowings under the Agreement bear interest at the Bank's prime rate. All of the Company's domestic assets, with the exception of its headquarters facility, which are not otherwise subject to lien have been pledged as security for any borrowings under this Agreement. As of and during the year ended December 31, 1995 and 1994, there were no outstanding balances.

5.     Accounts payable and accrued expenses:

                                                                                    1995                  1994
                                                                                   ------                -----
                                                                                          (In thousands)
           Accounts payable-trade                                               $  2,620              $  1,928
           Accrued salaries, wages and payroll taxes                               1,479                 1,436
           Accrued foreign dealer commissions                                        715                 1,132
           Advance payments from customers                                           265                   156
           Other accrued liabilities                                               1,260                 1,276
                                                                                 -------               -------

                                                                                $  6,339              $  5,928
                                                                                 =======               =======


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


6.     Income taxes:

                                                             1995                  1994                  1993
                                                            -----                 ------                ------
                                                                                           (In thousands)
           Income before income taxes:
                Domestic                                   $   155               $   909              $    453
                Foreign                                      1,245                   617                    59
                                                           -------               -------              --------

                                                           $ 1,400               $ 1,526              $    512
                                                           =======               =======              ========
           Income taxes (benefit):
                Federal:
                    Current                               $    (20)              $   210               $   220
                    Deferred                                   114                   248                  (100)
                Foreign-current                                134                     -                     -
                                                           -------               -------              --------

                                                           $   228               $   458              $    120
                                                           =======               =======              ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 are presented below. A valuation allowance is provided since it is more likely than not that some portion of the deferred tax assets will not be realized:

                                                                                    1995                  1994
                                                                                  ------                ------
                                                                                       (In thousands)
                Deferred tax asset/(liability):
                    Accumulated depreciation                                      $ (176)               $ (149)
                    Inventory                                                        233                   348
                    Allowance for doubtful accounts                                   67                    37
                    Accrued expenses                                                 163                   150
                    Other liabilities                                                (98)                   69
                    Capital loss carryforward                                         63                    63
                    Foreign net operating loss carryforward                          678                   874
                                                                                  ------                ------
                                                                                     930                 1,392
                Less:  Valuation allowance                                           742                 1,090
                                                                                  ------                ------

                Net deferred tax asset                                            $  188                $  302
                                                                                  ======                ======

       The deferred tax asset of $188,000 and $302,000, respectively, on the Company's 1995 and 1994 Balance Sheets are being carried as such due to the generation of sufficient taxable income.

       The net operating loss carryforwards relate to operations in the United Kingdom and Germany and are not subject to expiration date limitations.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       The Company's effective income tax rates for 1995, 1994 and 1993 were 16.3%, 30.0% and 23.4%, respectively. These rates differ from the statutory Federal income tax rates as follows:


                                                                         Percentage of income before taxes
                                                                   --------------------------------------------
                                                                    1995              1994                 1993
                                                                    ----              ----                 ----
       Computed "expected" tax expense                              34.0%             34.0%                 34.0%
         Increase (decrease) in taxes resulting from:
         Change in valuation allowance related to net
           temporary differences                                   (24.9)            (10.4)                (17.0)
         Other                                                       7.2               6.4                   6.4
                                                                  ------             -----                 -----

                                                                    16.3%             30.0%                 23.4%
                                                                  ======             =====                 =====

7.     Pension plans:

       The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $104,000, $99,000 and $96,000 in 1995, 1994 and 1993, respectively.

       Pension expense attributable to the defined benefit plan covering U.S. employees includes the following components:

                                                              1995                  1994                  1993
                                                             -----                 -----                 -----
                                                                                (In thousands)

           Service cost                                    $   169               $   184               $   158
           Interest cost on projected obligation               298                   271                   265
           Actual return on plan assets                       (468)                  109                  (265)
           Net amortization and deferral                       281                  (299)                   40
                                                           -------               -------               -------

           Net pension expense                             $   280               $   265               $   198
                                                           =======               =======               =======

       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                    1995                  1994
                                                                                   -----                 -----
                                                                                         (In thousands)
           Actuarial present value of:
                Vested benefit obligation                                        $ 3,793               $ 3,104
                                                                                 =======               =======

                Accumulated benefit obligation                                   $ 3,862               $ 3,166
                                                                                 =======               =======

           Projected benefit obligation                                          $ 4,425               $ 3,553
           Plan assets at fair value                                               3,625                 3,071
                                                                                 -------               -------
           Excess of projected benefit obligation
            over plan assets                                                         800                   482
           Unrecognized net loss                                                  (1,034)                 (718)
           Unrecognized transition obligation                                       (206)                 (225)
           Unrecognized prior service cost                                            39                    39
           Adjustment for additional liability                                       638                   516
                                                                                 -------               -------

           Accrued pension cost                                                  $   237               $    94
                                                                                 =======               =======

       The projected benefit obligation was determined using the following assumptions:

                                                              1995                  1994                  1993
                                                             -----                 -----                 -----

           Discount rate                                     7.25%                 8.5%                  7.5%
           Rate of return                                    7.5%                  7.5%                  7.5%
           Future compensation increases                     4.0%                  4.0%                  4.0%


       There was no material impact on pension expense as a result of the changes in assumptions in 1995, 1994 and 1993. The measurement date used for the Company's U.S. plan was December 31.

       The 1995 minimum additional pension liability is a non-cash item which is offset by a direct reduction in shareholders' equity of $471,000. Minimum additional pension liability was not material in 1994.

       In addition, the Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 1995, 1994 and 1993 was $113,000, $110,000 and $82,000,
       respectively.

       International pension expense in 1995, 1994 and 1993 was not material. Foreign plans generally are insured or otherwise fully funded.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


8.     Stock options, rights and stock purchase plan:

       The 1991 Non-Qualified Stock Option Plan (the 1991 Plan) for officers and key employees of the Company provides for the granting of options to purchase up to 400,000 shares of the Company's Common stock, 200,000 of which were approved by the Company's shareholders at its May 1995 Annual Meeting. Options are exercisable in five equal installments commencing one year after date of grant. Options expire up to 10 years from the date of grant. The exercise price per share of each option may not be less than the fair market value on the date of grant.

       Shares under option at December 31 are as follows:

                                                              1995                  1994                  1993
                                                             -----                 -----                 -----

           Outstanding, beginning of year                  170,750               172,250                74,000
           Granted                                          77,000                     -               103,000
           Exercised                                             -                     -                     -
           Cancelled                                        (1,000)               (1,500)               (4,750)
                                                           -------               -------               -------

           Outstanding, end of year                        246,750               170,750               172,250
                                                           =======               =======               =======

       During 1995, options were granted at $7.00 and at $5.375 per share and during 1993, options were granted at $5.125 per share. No options were granted in 1994. At December 31, 1995, 94,600 options were exercisable at prices of $5.125 and $6.25 per share and 153,250 options were available for future grant.

       In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved 200,000 shares of its authorized but unissued shares of Common stock for this purpose, 100,000 of which were approved by the Company's shareholders at its May 1995 Annual Meeting. During 1995, 1994 and 1993, 14,368, 11,945 and 9,831 Common shares, respectively, were issued under the plan.

       In 1989, the Company adopted a stock option plan for nonemployee directors. The plan provides for the granting of options to purchase up to 100,000 shares of the Company's Common stock. No options may be granted under the Plan after April 30, 1999. Options may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value on the date of grant. At December 31, 1995, 73,750 options were outstanding and 33,750 options were exercisable at prices of $5.00 and $6.75 per share and 25,800 options were available for future grant. 40,000 options were granted during 1995 at $6.31 per share and no options were granted, exercised or cancelled during 1994 or 1993 with the exception of 450 shares which were exercised and 2,050 shares which were cancelled during 1994.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



       On October 27, 1989, the Company declared a dividend of one common share purchase right (the "Rights") on each share of Common stock outstanding. The rights entitle the holder to purchase one share of Common stock at $30 per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the Rights:
       (i) will entitle holders to purchase at the exercise price that number of shares of Common stock having an aggregate fair market value of two times the exercise price; (ii) will become exchangeable at the Company's election for that number of shares of Common stock having a fair market value of two times the exercise price; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the exercise price, shares of Common stock of the surviving company having a fair market value of two times the exercise price.

       In 1989,  the  Company  adopted  an  Employee  Stock  Ownership  Plan and
       Declaration of Trust ("ESOP"). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $7,500 during 1994; no contributions were made in 1995 or 1993.

9.     Operations by geographic areas:

       The Company sells its equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology, and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of Federal, State and Municipal government departments and agencies in the United States and abroad. While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers and generally requires progress payments for the purchase of custom fermentation equipment which is typically sold under contract. The number of these larger systems sold in any reporting period may materially affect the sales and profitability of the Company.

       The following table sets forth the Company's operations by geographic area for 1995, 1994 and 1993. The information shown under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries (in thousands):

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                               Transfers and
                                                                               eliminations
                                        United                                 between geo-            Conso-
                                        States             Europe              graphic areas           lidated
                                      ---------            ------              -------------           -------
           Net sales:
                  1995                $  30,456            $12,117                $3,488              $39,085
                  1994                   31,394             10,310                 2,915               38,789
                  1993                   29,018              9,085                 2,153               35,950

           Income from operations:
                  1995                $     (12)           $ 1,246                                    $ 1,234
                  1994                      809                636                                      1,445
                  1993                      383                 88                                        471

           Identifiable assets:
                  1995                $  28,156            $ 7,529                                    $35,685
                  1994                   28,234              6,270                                     34,504
                  1993                   27,007              5,621                                     32,628

       Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One customer based in the United States accounted for approximately 12.1%, 11.7% and 13.9%, respectively, of consolidated sales during the years ended December 31, 1995, 1994 and 1993.

       During 1995, 1994 and 1993, net sales from domestic operations to foreign customers were $11,622,000, $9,886,000 and $8,247,000, respectively.
       Export sales from the U.S. are made to many countries and areas of the world including the Far East, the Middle East, Canada, South America, India and Australia.

10.    Commitments and contingencies:

       The Company is obligated under the terms of various operating leases. Rental expense under such leases for 1995, 1994 and 1993 was $533,000, $613,000 and $810,000, respectively. As of December 31, 1995, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


             1996                                       $   502
             1997                                           399
             1998                                           311
             1999                                           245
             2000                                           236
             After 2000                                   3,029
                                                         ------
             Total minimum payments required             $4,722*
                                                         ======

       * Minimum payments have not been reduced by minimum sublease rentals of $490,000 due in the future under noncancelable subleases.

       At December 31, 1995, the Company was involved in litigation, which Company management believes, after consultation with counsel, that the ultimate disposition of such litigation will not have a material adverse effect on the Company's consolidated financial position.

11.    Foreign exchange contracts:

       The Company enters into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 1995, the Company had $663,000 of forward exchange contracts outstanding, primarily to exchange various European currencies for U.S. dollars (nil at December 31, 1994). Substantially, all contracts mature within a period of 11 months. Gains and losses on forward exchange contracts in connection with firm commitments that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 1995, less than $10,000 of unrecognized net gains were deferred on such contracts. Gains and losses on forward exchange contracts in connection with anticipated transactions are marked to market monthly with the resulting gain or loss recognized immediately in the consolidated statement of operations.

Item 9.           DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


                  The information required by Part III is contained in the Registrant's proxy statement which will be filed pursuant to Regulation 14A or an information statement pursuant to Regulation 14C of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year ended December 31, 1995 The information is incorporated herein by reference.

                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a) The following documents are filed as a part of this report:

                            1.  Financial   statements  and  supplementary  data
                                included in Part II of this report:

                                New   Brunswick   Scientific   Co.,   Inc.   and
                                Subsidiaries, consolidated financial statements:

                                Consolidated Balance Sheets as of December 31, 1995 and 1994

                                Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

                                Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                                Notes to Consolidated Financial Statements

                            2. Financial statement schedules included in part IV of this report:

                                Schedule VIII

                                Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            3.  Exhibits:

                                The Exhibits index is on page 31.

                                                                   Schedule VIII


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in thousands)


                                    Additions



                                                 Charged to                                            Balance
                                   Balance       Costs and        Charged to                           At End
                                 Beginning       (Credited)         Other                                of
                                 of Period        Expenses         Accounts        Deductions          Period
                                 ---------       ----------       ----------       ----------          ------

Allowance deducted
 from asset to which
 it applies:

  Allowance for
   doubtful accounts:

    Year ended
       December 31, 1995        $   340           $     (27)      $                 $  (7) (a)        $   306
    Year ended
       December 31, 1994            223                 122              -             (5) (a)            340
    Year ended
       December 31, 1993            196                  49              -            (22) (a)            223


















Note a - Uncollected receivables written off.

                                  EXHIBIT INDEX



(3a) Restated Certificate of Incorporation, as amended is incorporated herein by reference from Exhibit (4) to the Registrant's Registration Statement on Form S-8 on file with the commission (No. 33-15606), and with respect to two amendments to said Restated Certificate of Incorporation, to Exhibit (4b) of Registrant's Registration Statement on Form S-8 (No. 33-16024).

(3b) By laws of the Company as amended and restated as of August 19, 1991 is incorporated herein by reference to Exhibit (3b) from Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(3c) Rights Agreement dated as of October 31, 1989 between the Company and American Stock Transfer & Trust Company as Rights Agent, incorporated therein by reference to Exhibit 1 to the Company's Report on Form 8-K filed with the Commission on or about November 22, 1989.

(4) See the provisions relating to capital structure in the Restated Certificate of Incorporation, amendment thereto, incorporated herein by reference from the Exhibits to the Registration Statements identified in Exhibit (3) above.

(10-2)            Pension  Plan  is   incorporated   herein  by  reference  from
                  Registrant's Form 10-K for the year ended December 31, 1985.

(10-3) The New Brunswick Scientific Co., Inc., 1989 Stock Option Plan for Nonemployee Directors is incorporated herein by reference to Exhibit "A" appended to the Company's Proxy Statement filed with the Commission on or about April 22, 1989.

(10-5) Employment Agreement with David Freedman is incorporated herein by reference to Exhibit (6-28b) of the Registrant's Report on Form 10-Q for the quarter ended March 31, 1992.

(10-6) Employment Agreement with Ezra Weisman is incorporated herein by reference to Exhibit 10-6 of Registrants Report on Form 10-K for the year ended December 31, 1993.

(10-7) Nonqualified stock option agreement with Ezra Weisman is incorporated herein by reference to Exhibit (10-7) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10-8) Termination Agreement with David Freedman is incorporated herein by reference to Exhibit (10-8) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10-9) Termination Agreement with Samuel Eichenbaum is incorporated herein by reference to Exhibit (10-9) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10-10) Termination Agreement with Ezra Weisman is incorporated herein by reference to Exhibit (10-10) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10-11) Termination Agreement with Sigmund Freedman is incorporated herein by reference to Exhibit (10-11) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(10-12) 1991 Nonqualified Stock Option Plan is incorporated herein by reference to Exhibit (10-12) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10-13) Indemnification Agreements in substantially the same form as with all the Directors and Officers of the Company is incorporated herein by reference to Schedule A to Exhibit (10-13) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10-14) Loan and Security Agreement with United Jersey Bank/Central NA dated February 17, 1993, is incorporated herein by reference to Exhibit (10-14) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(10-16) Nonqualified stock option agreement with Ezra Weisman is incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1993.

(10-17)* Amendment dated December 29, to Loan and Security Agreement with United Jersey Bank/Central NA dated February 17, 1993.

(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 1995, is incorporated herein by reference.

(22)              Subsidiaries of the Company appear on Page 33.

(24a)*            Consent of KPMG Peat Marwick LLP.









*  Filed herewith.

                                   EXHIBIT 22

                           SUBSIDIARIES OF THE COMPANY



                                                                  Percentage of
    Name and Place of Incorporation                                  Ownership
    -------------------------------                               -------------


New Brunswick Scientific (U.K.) Limited
 Incorporated in The United Kingdom                                    100%

NBS Benelux B.V.
 Incorporated in The Netherlands                                       100%

New Brunswick Scientific N.V.
 Incorporated in Belgium                                               100%

New Brunswick Scientific GmbH
 Incorporated in Germany                                               100%

New Brunswick Scientific of Delaware, Inc.
 Incorporated in the State of Delaware                                 100%

New Brunswick Scientific International, Inc.
 Incorporated in the State of Delaware                                 100%

NBS Sales Co., Limited
 Incorporated in Jamaica                                               100%

New Brunswick Scientific West Inc.
 Incorporated in the State of California                               100%

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEW BRUNSWICK SCIENTIFIC CO., INC.


Dated:  March 5, 1996             By:      /s/ Ezra Weisman
                                           ----------------
                                           Ezra Weisman
                                           President (Principal Executive
                                           Officer) and Director




                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 5, 1996              By:      /s/ David Freedman
                                            ------------------
                                            David Freedman
                                            Chairman of the Board


Dated:  March 5, 1996              By:      /s/ Adele Lavender
                                            ------------------
                                            Adele Lavender
                                            Corporate Secretary


Dated:  March 5, 1996              By:      /s/ Sigmund Freedman
                                            --------------------
                                            Sigmund Freedman
                                            Treasurer and Director


Dated:  March 5, 1996              By:      /s/ Samuel Eichenbaum
                                            ---------------------
                                            Samuel Eichenbaum
                                            Vice President, Finance

Dated:  March 5, 1996              By:      /s/ Ernest Gross
                                            ----------------
                                            Ernest Gross
                                            Director


Dated:  March 5, 1996              By:      /s/ Kiyoshi Masuda
                                            ------------------
                                            Kiyoshi Masuda
                                            Director


Dated:  March 5, 1996              By:      /s/ Dr. David Pramer
                                            --------------------
                                            Dr. David Pramer
                                            Director


Dated:  March 5, 1996              By:      /s/ Martin Siegel
                                            -----------------
                                            Martin Siegel
                                            Director


Dated:  March 5, 1996              By:      /s/ Dr. Marvin Weinstein
                                            ------------------------
                                            Dr. Marvin Weinstein
                                            Director


Dated:                             By:
                                            -------------------
                                            Stanley Yakatan
                                            Director

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEW BRUNSWICK SCIENTIFIC CO., INC.


Dated:  March 5, 1996              By:
                                      ----------------------------------------
                                            Ezra Weisman
                                            President (Principal Executive
                                             Officer) and Director




                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            David Freedman
                                            Chairman of the Board


Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            Adele Lavender
                                            Corporate Secretary


Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            Sigmund Freedman
                                            Treasurer and Director


Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            Samuel Eichenbaum
                                            Vice President, Finance

Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            Ernest Gross
                                            Director


Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            Kiyoshi Masuda
                                            Director


Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            Dr. David Pramer
                                            Director


Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            Martin Siegel
                                            Director


Dated:  March 5, 1996              By:
                                      -----------------------------------------
                                            Dr. Marvin Weinstein
                                            Director


Dated:                             By:
                                      -----------------------------------------
                                            Stanley Yakatan
                                            Director

                          SECOND MODIFICATION AGREEMENT

                  This second modification agreement dated as of December 29, 1995 ("Modification") between United Jersey Bank ("Bank") and New Brunswick Scientific Co., Inc. ("Borrower").

                               W I T N E S S E T H

                  WHEREAS, Bank, by its predecessor United Jersey Bank/Central, N.A., and Borrower entered into an Amended and Restated Loan and Security Agreement on February 17, 1993, as modified pursuant to a Modification Agreement dated as of June 1, 1994 (together, the "Loan Agreement"); and

                  WHEREAS, the Loan Agreement sets forth the terms and conditions for a Revolving Loan, Equipment Loan and Foreign Exchange Transaction Loan, as such capitalized terms are more particularly described in the Loan Agreement; and

                  WHEREAS, Bank and Borrower desire to (a) extend the date for payment of the Obligations defined in the Loan Agreement, (b) extend the credit arrangements under the Loan Agreement, (c) modify the terms of the Equipment Loan to reduce the interest rate, (d) modify the terms of the Foreign Exchange Transaction Loan and (e) discharge the Mortgage, so that the Mortgage no longer forms a part of the Collateral, all as more particularly described below,

                  NOW, THEREFORE, in exchange for the mutual covenants in this Modification and for the other good and valuable consideration, receipt of which is hereby acknowledged, the parties to this Modification agree to the following terms, conditions and provisions:

                  1.  Capitalized   Terms.   Capitalized   terms  used  in  this
Modification and not expressly defined herein shall have the meaning for such terms set forth in the Loan Agreement.

                  2. Amendments to the Revolving Loan.

                            (A) All indebtedness  under the Revolving Loan shall
                  be payable no later than May 31, 1997, or upon such other date as determined pursuant to the Loan Agreement, as modified hereby.

                            (B) The Bank shall not be required to issue  Letters
                  of Credit under the Revolving Loan after May 31, 1997. Letters of Credit then outstanding will be reimbursable in accordance with the terms of their issuance

                  3. Amendments to the Equipment Loan.

                            (A) The  Bank  shall  not be  required  to make  any
                  advances under the Equipment Loan after May 31, 1997.

                            (B) From the  effective  date of this  Modification,
                  interest on the principal amount of the Equipment Loan shall be calculated at a floating rate equal at all times to fifty
                  (50) basis points above the Base Rate per annum.

                  4. Amendments to the Foreign Exchange Transaction Loan.

                            (A) The Foreign  Exchange  Transaction  Loan Maximum
                  shall be the principal amount of $2,500,000.00 in the aggregate, but in no event shall Bank be required to provide advances in excess of $500,000.00 in the aggregate for Foreign Exchange Contracts having the same settlement date.

                            (B) All  indebtedness  under  the  Foreign  Exchange
                  Transaction Loan shall be payable in accordance with the terms of the particular Foreign Exchange Contract to Bank. The final payment of principal shall be accompanied by payment of all unpaid accrued interest, fees and expenses, if any. The Foreign Exchange Transaction Loan shall terminate on May 31, 1997 or upon such earlier date as determined pursuant to the Loan Agreement, as modified hereby.

                            (C) Borrower  hereby  appoints Bank as its agent for
                  the purpose of purchasing Foreign Exchange Contracts for Borrower's account. Provided Borrower is otherwise entitled to a credit extension under the Loan Agreement, as modified hereby, Bank shall purchase, or cause to be purchased, for the account of Borrower, Foreign Exchange Contracts as requested by Borrower. The Bank shall confirm each such Foreign Exchange Contract in writing in the form of Schedule "A" attached hereto, a copy of which Borrower agrees to acknowledge and return to Bank immediately upon receipt. Each Foreign Exchange Contract shall be on the terms of such confirmation and subject to the additional specific terms set forth thereon.

                            (D) Borrower hereby agrees to pay to Bank the exchange price for each Foreign Exchange Contract in United States Dollars at the time of receipt by Bank of the foreign currency. After the time of such receipt by Bank, interest on any such amounts for which Borrower has failed to pay, will be charged in accordance with the Foreign Exchange Transaction Note. The Bank may offset Foreign Exchange Contracts for the purchase of a specific foreign currency on a certain date against contracts for the sale of such specific foreign currency on the date. Borrower and Bank hereby agree that (i) if the particular Foreign Exchange Contract is used by Borrower to purchase inventory in foreign currencies, then on the delivery date Bank shall automatically charge a demand deposit account of Borrower maintained with Bank, for the amount of the Foreign Exchange Contract, (ii) if on the delivery date, Borrower effects a foreign currency contract purchase and a corresponding sale of the foreign currency, then Bank shall charge or credit Borrower's demand deposit account maintained with Bank for the difference resulting from the purchase and sale transaction or (iii) if on the delivery date, Borrower fails to exercise either (i) or (ii) above, then Bank shall effect a sale of the particular foreign currency on the delivery date and charge or credit, as appropriate, Borrower's demand deposit account maintained with Bank for the difference between the amount stated in the Foreign Exchange Contract and the sale amount on the delivery date. The above-referenced demand deposit account shall be maintained with Bank throughout the term of the Foreign Exchange Transaction Loan.

                            (E) The Borrower  acknowledges  that the obligations
                  of Bank under the provisions of the Loan Agreement, as modified hereby, are subject to there being a market in the foreign currency requested by Borrower, accessible to Bank at the time of Borrower's request. In the event that such accessible market does not then exist, Bank will so notify Borrower on or prior to the date on which such credit extension was to become effective in accordance with Borrower's request and Borrower's request relating to the purchase of Foreign Exchange Contracts for currency for which such accessible market does not exist shall be void and deemed not to have been made. The foregoing shall not affect any request or portion of a request for a credit extension involving the purchase of Foreign Exchange Contracts for foreign currency for which an accessible market does exist.

                  5. Delivery of Renewal Notes. Simultaneously with the execution of this Modification by Borrower, Borrower has made and delivered to Bank restatements of the Revolving Note, Equipment Note and the Foreign Exchange Transaction Note, to evidence the obligation of Borrower to repay all monies at any time advanced by Bank in connection with, respectively, the Revolving Loan Equipment Loan and the Foreign Exchange Transaction Loan. Each such note amends and restates the note it replaces but is not delivered by Borrower in payment, satisfaction or cancellation of the Obligations evidenced thereby.

                  6. Affirmation; Estoppel. Except as expressly modified herein, all terms and conditions of the Loan Agreement and each of the other Loan Documents remain in full force and effect. Borrower affirms (a) the extent and validity of each obligation, (b) that all Loan Documents remain enforceable as of the date hereof, (c) that payment and performance of all Obligations continue to be secured by all Collateral, with respect to which this Modification shall constitute Borrower's grant and re-grant of a security in all Collateral, (d) that all representations set forth in the Loan Agreement remain true and correct as if stated on the date hereof, and (e) that Borrower has no knowledge of the existence of an Event of Default under any Loan Document or an event or condition that, with notice or passage of time, would constitute an Event of Default. All Obligations are owed without setoff, right, claim or cause of action of any nature whatsoever known to Borrower.

                  7.  Conditions   Precedent.   Bank's  performance  under  this
Modification is conditioned upon:

                            (A) Updated UCC searches showing no liens on any other Collateral;

                            (B) Receipt of an officer's  certificate of Borrower
                  respecting due authorization and authority for the execution, delivery and performance of this Modification; and

                            (C)  Payment  of  Bank's   counsel's   attorney  fee
                  incurred in connection with this Modification.

                  8. Complete Agreement. This Modification constitutes the complete, entire final agreement of the parties regarding the subject matter hereof and supersedes all prior agreements regarding the subject matter hereof.

                  9. Jury Trial Waiver. IN ANY LITIGATION RELATING TO THIS MODIFICATION, BANK AND BORROWER EACH WAIVE THEIR RIGHT TO TRIAL BY JURY. BANK AND BORROWER ACKNOWLEDGE THAT THEY HAVE CONSULTED WITH THEIR RESPECTIVE COUNSEL SPECIFICALLY ON THE RAMIFICATIONS OF WAIVING THE RIGHT TO TRIAL BY JURY PRIOR TO AGREEING TO THIS PROVISION.

                  IN WITNESS WHEREOF, Bank and Borrower have caused this Modification to the Loan Agreement to be executed as of the day and year first above written.


                                     BORROWER:

ATTEST:                              NEW BRUNSWICK SCIENTIFIC CO., INC.
                                     a New Jersey corporation

                                     By:
-----------------------------            ------------------------------------
Name:                                Name:
Title:                               Title:



                                     BANK:

ATTEST:                              UNITED JERSEY BANK

                                     By:
-----------------------------            ------------------------------------
Name:                                Name:
Title:                               Title:

                          Independent Auditors' Consent



The Board of Directors
New Brunswick Scientific Co., Inc.

We consent to incorporation by reference in the registration statement (No. 33-70452) on Form S-8 of New Brunswick Scientific Co., Inc. of our report dated February 12, 1996, relating to the consolidated balance sheets of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of New Brunswick Scientific Co., Inc..



                                  /s/ KPMG PEAT MARWICK LLP
                                  ------------------------------------
                                  KPMG PEAT MARWICK LLP




Short Hills, New Jersey
March 4, 1996