Form 10-Q
period 1996-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1996-05-10
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended March 31, 1996                 Commission File No. 0-6994
                                                                         ------


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


Yes   X           No      .
    -----            -----



There are 3,595,651 Common shares outstanding as of May 8, 1996.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index



                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION:

           Item 1:

               Consolidated Condensed Balance Sheets -
                March 31, 1996 and December 31, 1995                        3

               Consolidated Statements of Operations -
                Three Months Ended March 31, 1996 and 1995                  4

               Consolidated Condensed Statements of
                Cash Flows - Three Months Ended March 31, 1996 and 1995     5

               Notes to Consolidated Condensed Financial
                Statements                                                  6

           Item II:

               Management's Discussion and Analysis of Results
                of Operations and Financial Condition                       7

PART II.   OTHER INFORMATION                                                9

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)


                                     ASSETS


                                                           March 31,     December 31,
                                                             1996            1995
                                                         ------------    ------------
Current Assets                                            (Unaudited)
- --------------

   Cash and cash equivalents                             $      6,027    $      6,382
   Accounts receivable, net                                     8,090           9,135
   Refundable income taxes                                        216             216
   Deferred income tax benefit                                    188             188
   Inventories:
       Raw materials and sub-assemblies                         6,969           6,786
       Work-in-process                                          2,031           2,062
       Finished goods                                           4,300           3,844
                                                         ------------    ------------
           Total inventories                                   13,300          12,692

   Prepaid expenses and other current assets                    1,538           1,364
                                                         ------------    ------------

       Total current assets                                    29,359          29,977
                                                         ------------    ------------

Property, plant and equipment, net                              5,682           5,237
Other assets                                                      563             471
                                                         ------------    ------------

                                                         $     35,604    $     35,685
                                                         ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
- -------------------
   Current installments of long-term debt                $        129    $        130
   Accounts payable and accrued expenses                        6,425           6,339
                                                         ------------    ------------
       Total current liabilities                                6,554           6,469
                                                         ------------    ------------

Long-term debt, net of current installments                       523             564
Other liabilities                                                 471             471
                                                         ------------    ------------

Shareholders' equity:
   Common stock, $.0625 par, authorized 25,000,000
     shares;  shares issued and outstanding, 1996
     and 1995 - 3,595,651 net of shares
     held in treasury, 338,500                                    225             225
   Capital in excess of par                                    19,283          19,283
   Retained earnings                                            9,542           9,488
   Currency translation adjustment                               (523)           (344)
   Pension liability adjustment                                  (471)           (471)
                                                         ------------    ------------
   Total shareholders' equity                                  28,056          28,181
                                                         ------------    ------------

                                                         $     35,604    $     35,685
                                                         ============    ============


See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                     1996       1995
                                                   -------    -------

Net sales                                          $ 9,707    $ 9,437

Operating costs and expenses:
  Cost of sales                                      5,980      5,757
  Selling, general and administrative expenses       2,892      2,980
  Research, development and engineering expenses       805        468
                                                   -------    -------
    Total operating costs and expenses               9,677      9,205
                                                   -------    -------

  Income from operations                                30        232

  Other income (expense):
    Interest income                                     51         65
    Interest expense                                   (12)       (15)
    Other income (expense), net                         (1)       (15)
                                                   -------    -------
                                                        38         35
                                                   -------    -------
  Income before income taxes                            68        267
  Income taxes                                          14         67
                                                   -------    -------
  Net income                                       $    54    $   200
                                                   =======    =======

  Earnings per Common share                        $   .02    $   .06
                                                   =======    =======
  Weighted average number of shares outstanding      3,596      3,581
                                                   =======    =======













See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                        1996       1995
                                                      -------    -------

Cash flows from operating activities:
Net income                                            $    54    $   200
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
    Depreciation                                          162        137
    Change in related balance sheet accounts:
        Accounts receivable                               925        159
        Inventories                                      (690)      (447)
        Prepaid expenses and other current assets        (188)      (117)
        Accounts payable and accrued expenses             108       (243)
                                                      -------    -------
Net cash provided (used by) operating activities          371       (311)
                                                      -------    -------

Cash flows from investing activities:
    Additions to property, plant and equipment           (648)      (260)
    Sale of equipment                                       1       --
                                                      -------    -------
Net cash used by investing activities                    (647)      (260)
                                                      -------    -------

Cash flows from financing activities:
    Dividends                                            --         (179)
    Repayment of long-term debt                           (26)       (45)
                                                      -------    -------
Net cash used by financing activities                     (26)      (224)
                                                      -------    -------

Net effect of exchange rate changes on cash               (53)       117
                                                      -------    -------
Net decrease in cash and cash equivalents                (355)      (678)
Cash and cash equivalents at beginning of period        6,382      7,142
                                                      -------    -------
Cash and cash equivalents at end of period            $ 6,027    $ 6,464
                                                      =======    =======

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
    Interest                                          $     7    $    21
    Income taxes                                            3        123














See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim Results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings per share:

Earnings per Common share are based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share.


Note 3 - Consolidated Condensed Statements of Shareholders' Equity:

                                                       Three Months Ended
                                                            March 31
                                                      ----------------------
                                                       1996            1995
                                                      -------        -------
                                                          (In thousands)


         Balance at beginning of period               $28,181        $27,735
         Net income                                        54            200
         Currency translation adjustment                 (179)           391
         Dividends ($.05 per share)                         -           (179)
                                                      -------        -------

         Balance at end of period                     $28,056        $28,147
                                                      =======        =======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter ended March 31, 1996.


                              Results of Operations
                              ---------------------
Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995.

For the quarter ended March 31, 1996, net sales were $9,707,000 compared with net sales of $9,437,000 for the quarter ended March 31, 1995. Net income for the 1996 quarter was $54,000 or $.02 per share compared with net income of $200,000 or $.06 per share for the first quarter of 1995.

The decrease in net income for the 1996 quarter on a 2.9% increase in net sales was attributable to research, development and engineering expenses which increased to $805,000 in the 1995 quarter from $468,000 in the 1995 quarter primarily to support the operations of DGI BioTechnologies (DGI), the Company's drug lead discovery operation which was established in late 1995.


                               Financial Condition
                               -------------------
Liquidity and Capital Resources

During the quarter ended March 31, 1996, Accounts Receivable, net decreased to $8,090,000 from $9,135,000 at December 31, 1995 as a result of the lower volume of sales during the March quarter as compared with the quarter ended December 31, 1995.

Cash Flows from Operating Activities

During the quarters ended March 31, 1996 and 1995, net cash provided and used by operating activities amounted to $371,000 and $311,000, respectively. The primary reasons for the $682,000 positive change between the two periods were the following: (a) accounts receivable decreased $925,000 vs. a decrease of $159,000 in 1995; (b) accounts payable and accrued expenses increased $108,000 vs. a decrease of $243,000 in 1995 and were partially offset by: (a) a decrease in net income to $54,000 in 1996 from $200,000 in 1995; and, (b) an increase in inventories of $690,000 in 1996 vs. an increase of $447,000 in 1995.

Cash Flows from Investing Activities

Net cash used by investing activities amounted to $647,000 in 1996 vs. $260,000 in 1995, as a result of additions to property, plant and equipment. A significant portion of the 1996 expenditures are attributable to building laboratories and purchasing equipment for DGI.

Cash Flows from Financing Activities

Net cash used by financing activities amounted to $26,000 in 1996 vs. $224,000 in 1995. The 1995 amount includes a dividend of $179,000 paid on the Company's Common stock.



Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including funding commitments for DGI, and its strong unleveraged balance sheet and debt-free real estate provide the basis for any long-term financing if the need should arise.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)

(10.3)  Employment Agreement with David Freedman.

No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

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

                                   NEW BRUNSWICK SCIENTIFIC CO., INC.
                                   ----------------------------------
                                             (Registrant)


Date:    May 9, 1996               /s/ Ezra Weisman
                                   ----------------------------
                                   Ezra Weisman
                                   President
                                   (Chief Executive Officer)




                                   /s/ Samuel Eichenbaum
                                   ----------------------------
                                   Samuel Eichenbaum
                                   Vice President - Finance
                                   (Principal Accounting Officer)