Form 10-Q
period 1996-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1996-08-08
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended June 30, 1996                 Commission File No. 0-6994
                                                                        ------




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




Yes   X           No
   -------          -------










There are 3,782,290 Common shares outstanding as of August 7, 1996.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index


                                                                                   PAGE NO.
                                                                                   --------
PART I.      FINANCIAL INFORMATION:

             Item 1:

                 Consolidated Condensed Balance Sheets -
                  June 30, 1996 and December 31, 1995                                 3

                 Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 1996 and 1995                   4

                 Consolidated Condensed Statements of
                  Cash Flows - Six Months Ended June 30, 1996 and 1995                5

                 Notes to Consolidated Condensed Financial
                  Statements                                                          6

             Item II:

                 Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                               7

PART II.     OTHER INFORMATION                                                        9

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)


                                     ASSETS

                                                                  June 30,                 December 31,
                                                                   1996                       1995
                                                                -----------                ------------
                                                                (Unaudited)
Current Assets
   Cash and cash equivalents                                       $  4,721                   $ 6,382
   Accounts receivable, net                                           8,394                     9,135
   Refundable income taxes                                              216                       216
   Deferred income tax benefit                                          188                       188
   Inventories:
       Raw materials and sub-assemblies                               7,018                     6,786
       Work-in-process                                                1,926                     2,062
       Finished goods                                                 5,176                     3,844
                                                                    -------                   -------
           Total inventories                                         14,120                    12,692

   Prepaid expenses and other current assets                          1,488                     1,364
                                                                    -------                   -------

       Total current assets                                          29,127                    29,977
                                                                     ------                    ------

Property, plant and equipment, net                                    5,743                     5,237
Other assets                                                            565                       471
                                                                   --------                  --------

                                                                    $35,435                   $35,685
                                                                     ======                    ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Current installments of long-term debt                         $     128                 $     130
   Accounts payable and accrued expenses                              6,207                     6,339
                                                                    -------                   -------
       Total current liabilities                                      6,335                     6,469
                                                                    -------                   -------

Long-term debt, net of current installments                             471                       564
Other liabilities                                                       471                       471
                                                                   --------                  --------

Shareholders' equity:
   Common stock, $.0625 par, authorized 25,000,000 shares;
     shares issued and outstanding, 1996 - 3,782,290 and
     1995 - 3,595,651 net of shares held in treasury, 1996
     - 355,425 and 1995 - 338,500                                       236                       225
   Capital in excess of par                                          20,586                    19,283
   Retained earnings                                                  8,338                     9,488
   Currency translation adjustment                                     (531)                     (344)
   Pension liability adjustment                                        (471)                     (471)
                                                                    --------                  --------
   Total shareholders' equity                                        28,158                    28,181
                                                                     ------                   --------

                                                                    $35,435                   $35,685
                                                                    =======                   =======

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                 ------------------------       -----------------------
                                                                    1996            1995           1996           1995
                                                                 ---------       --------       ---------     ---------
Net sales                                                        $  9,709        $  9,521        $19,416        $18,958

Operating costs and expenses:
  Cost of sales                                                     5,848           5,701         11,828         11,458
  Selling, general and administrative expenses                      2,839           3,063          5,731          6,043
  Research, development and engineering expenses                      976             506          1,781            974
                                                                 ---------       --------       ---------     ---------

    Total operating costs and expenses                              9,663           9,270         19,340         18,475
                                                                 ---------       --------       ---------     ---------

  Income from operations                                               46             251             76            483

  Other income (expense):
    Interest income                                                    58              55            109            120
    Interest expense                                                  (12)            (17)           (24)           (32)
    Other income (expense), net                                        --              12             (1)            (3)
                                                                 ---------       --------       ---------     ---------
                                                                       46              50             84             85
                                                                 ---------       --------       ---------     ---------

  Income before income taxes                                           92             301            160            568
  Income taxes                                                         18              47             32            114
                                                                 ---------       --------       ---------     ---------

  Net income                                                     $     74        $    254       $    128       $    454
                                                                 =========       =========      =========      ========

  Earnings per Common share                                      $    .02        $    .07       $    .04       $    .13
                                                                 =========       =========      =========      ========

  Weighted average number of shares outstanding                     3,718           3,584          3,648          3,582
                                                                 =========       =========      =========      ========

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                                 June 30
                                                         -----------------------
                                                           1996            1995
                                                         --------        -------
Cash flows from operating activities:
Net income                                                $   128        $   454
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
    Depreciation                                              357            266
    Change in related balance sheet accounts:
        Accounts receivable                                   615            266
        Inventories                                        (1,514)        (1,131)
        Prepaid expenses and other current assets            (139)          (154)
        Accounts payable and accrued expenses                 (86)          (599)
                                                          -------        -------
Net cash used by operating activities                        (639)          (898)
                                                          -------        -------

Cash flows from investing activities:
    Additions to property, plant and equipment               (926)          (381)
    Sale of equipment                                          22             16
                                                          -------        -------
Net cash used by investing activities                        (904)          (365)
                                                          -------        -------

Cash flows from financing activities:
    Dividends                                                --             (179)
    Repayment of long-term debt                               (78)           (90)
    Proceeds from issuance of shares under Employee
     Stock Purchase Plan                                       36             33
                                                          -------        -------
Net cash used by financing activities                         (42)          (236)
                                                          -------        -------

Net effect of exchange rate changes on cash                   (76)           105
                                                          -------        -------
Net decrease in cash and cash equivalents                  (1,661)        (1,394)
Cash and cash equivalents at beginning of period            6,382          7,142
                                                          -------        -------
Cash and cash equivalents at end of period                $ 4,721        $ 5,748
                                                          =======        =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                              $    18        $    38
    Income taxes                                                5            156

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim Results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of June 30, 1996 and the results of its operations and cash flows for the six months ended June 30, 1996 and 1995. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings per share:

Earnings per Common share are based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share.


Note 3 - Consolidated Condensed Statements of Shareholders' Equity:

                                                    Six Months Ended
                                                        June 30
                                                ------------------------
                                                  1996            1995
                                                ----------      --------
                                                      (In thousands)


   Balance at beginning of period                 $28,181        $27,735
   Net income                                         128            454
   Currency translation adjustment                   (187)           208
   Dividends ($.05 per share)                           -           (179)
   Issue of shares under Employee Stock
    Purchase Plan                                      36             33
                                                ---------      ---------

   Balance at end of period                       $28,158        $28,251
                                                 ========       ========

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and six months ended June 30, 1996.


                              Results of Operations

Quarter Ended June 30, 1996 vs. Quarter Ended June 30, 1995.

For the quarter ended June 30, 1996, net sales were $9,709,000 compared with net sales of $9,521,000 for the quarter ended June 30, 1995. Net income for the 1996 quarter was $74,000 or $.02 per share compared with net income of $254,000 or $.07 per share for the second quarter of 1995. The decrease in net income for the 1996 quarter on a 2% increase in net sales was attributable to research, development and engineering expenses which increased to $976,000 in the 1996 quarter from $506,000 in the 1995 quarter primarily to support the operations of DGI BioTechnologies, the Company's drug lead discovery operation which was established in late 1995, partially offset by a decrease in selling, general and administrative expenses as a result of the recovery of certain legal expenses.


Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995.

For the six months ended June 30 1996, net sales were $19,416,000 compared with net sales of $18,958,000 for the six months ended June 30, 1995. Net income for the 1996 period was $128,000 or $.04 per share compared with net income of $454,000 of $.13 per share for the period ending June 30, 1995.

The decrease in net income for the 1996 period on a 2.4% increase in net sales was attributable to research, development and engineering expenses which increased to $1,781,000 in the 1996 period from $974,000 in the 1995 period primarily to support the operations of DGI BioTechnologies, the Company's drug lead discovery operation which was established in late 1995, partially offset by a decrease in selling, general and administrative expenses as a result of the recovery of certain legal expenses.



                               Financial Condition

Liquidity and Capital Resources

During the period ended June 30, 1996, Cash and Cash Equivalents decreased to $4,721,00 from $6,382,000 at December 31, 1995. The decrease in cash resulted primarily from an increase in inventories from $12,692,000 at December 31, 1995 to $14,120,000 at June 30, 1996 and additions to property, plant and equipment of $926,000 partially offset by a decrease in accounts receivable to $8,394,000 at June 30, 1996 from $9,135,000 at December 31, 1995. Inventories increased primarily as a result of the need to build stocks in preparation for the Company's annual two week summer shutdown of its manufacturing facility.

Additions to property, plant and equipment during the period reflect the costs of building and equipping laboratory facilities for DGI BioTechnologies and the installation of a state-of-the-art powder coat paint facility within the Company's plant. At June 30, 1996, accounts receivable, net amounted to $8,394,000 down from $9,135,000 at December 31, 1995. The decrease resulted from the lower volume of sales during the quarter ended June 30, 1996 as compared with the quarter ended December 31, 1995.

Cash Flows from Operating Activities

During the periods ended June 30, 1996 and 1995, net cash used by operating activities amounted to $639,000 and $898,000, respectively. The primary reasons for the $259,000 positive change between the two periods were the following: (a) accounts receivable decreased $615,000 vs. a decrease of $266,000 in 1995; (b) accounts payable and accrued expenses decreased $86,000 vs. a decrease of $599,000 in 1995 and were partially offset by: (a) a decrease in net income to $128,000 in 1996 from $454,000 in 1995; and, (b) an increase in inventories of $1,514,000 in 1996 vs. an increase of $1,131,000 in 1995.

Cash Flows from Investing Activities

Net cash used by investing activities amounted to $904,000 in 1996 vs. $365,000 in 1995, virtually all as a result of additions to property, plant and equipment. A significant portion of the 1996 expenditures are attributable to building laboratories and purchasing equipment for DGI BioTechnologies and for the installation of a powder coat paint facility within the Company's plant.

Cash Flows from Financing Activities

Net cash used by financing activities amounted to $42,000 in 1996 vs. $236,000 in 1995. The 1995 amount includes a cash dividend of $179,000 paid on the Company's Common stock. During the 1996 period the Company issued a 5% stock dividend.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including funding commitments for DGI BioTechnologies, and its strong unleveraged balance sheet and debt-free real estate provide the basis for any long-term financing if the need should arise.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

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

                                 NEW BRUNSWICK SCIENTIFIC CO., INC.
                                 ----------------------------------
                                            (Registrant)




Date: August 8, 1996              /s/ Ezra Weisman
                                  ------------------------------------
                                  Ezra Weisman
                                  President
                                  (Chief Executive Officer)




                                  /s/ Samuel Eichenbaum
                                  -------------------------------------
                                  Samuel Eichenbaum
                                  Vice President - Finance
                                  (Principal Accounting Officer)