Form 10-Q
period 1996-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1996-11-12
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended September 30, 1996             Commission File No. 0-6994
                                                                         ------




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




Yes    X       No
    --------       ----------








There are 3,783,040 Common shares outstanding as of November 7, 1996.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index



                                                                       PAGE NO.

PART I.     FINANCIAL INFORMATION:

            Item 1:

                Consolidated Condensed Balance Sheets -
                 September 30, 1996 and December 31, 1995                     3

                Consolidated Statements of Operations -
                 Three and Nine Months Ended September 30, 1996 and 1995      4

                Consolidated Condensed Statements of
                 Cash Flows - Nine Months Ended September 30, 1996 and 1995   5

                Notes to Consolidated Condensed Financial
                 Statements                                                   6

            Item II:

                Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                        7

PART II.    OTHER INFORMATION                                                 9

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)


                                     ASSETS

                                                               September 30,   December 31,
                                                                  1996             1995
                                                               (Unaudited)
Current Assets
   Cash and cash equivalents                                     $  4,415        $  6,382
   Accounts receivable, net                                         7,916           9,135
   Refundable income taxes                                            216             216
   Deferred income tax benefit                                        188             188
   Inventories:
       Raw materials and sub-assemblies                             7,176           6,786
       Work-in-process                                              2,196           2,062
       Finished goods                                               4,863           3,844
                                                                 --------        --------
           Total inventories                                       14,235          12,692

   Prepaid expenses and other current assets                        1,610           1,364
                                                                 --------        --------

       Total current assets                                        28,580          29,977
                                                                 --------        --------

Property, plant and equipment, net                                  5,760           5,237
Other assets                                                          565             471
                                                                 --------        --------

                                                                 $ 34,905        $ 35,685
                                                                 ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Current installments of long-term debt                        $    128        $    130
   Accounts payable and accrued expenses                            5,803           6,339
                                                                 --------        --------
       Total current liabilities                                    5,931           6,469
                                                                 --------        --------

Long-term debt, net of current installments                           439             564
Other liabilities                                                     471             471
                                                                 --------        --------

Shareholders' equity:
   Common stock, $.0625 par, authorized
     25,000,000 shares; shares issued and
     outstanding, 1996 - 3,783,040 and 1995
     - 3,595,651 net of shares held in
     treasury, 1996 - 355,425 and
     1995 - 338,500                                                   236             225
   Capital in excess of par                                        20,589          19,283
   Retained earnings                                                8,378           9,488
   Currency translation adjustment                                   (668)           (344)
   Pension liability adjustment                                      (471)           (471)
                                                                 --------        --------
   Total shareholders' equity                                      28,064          28,181
                                                                 --------        --------

                                                                 $ 34,905        $ 35,685
                                                                 ========        ========



See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                    1996            1995           1996           1995

           Net sales                                              $  9,658        $  8,266        $ 29,074        $ 27,224

           Operating costs and expenses:
             Cost of sales                                           5,783           4,973          17,611          16,431
             Selling, general and administrative expenses            2,962           2,754           8,752           8,797
             Research, development and engineering expenses            894             536           2,616           1,510
                                                                  --------        --------        --------        --------

               Total operating costs and expenses                    9,639           8,263          28,979          26,738
                                                                  --------        --------        --------        --------
           Income from operations                                       19               3              95             486

           Other income (expense):
             Interest income                                            40              52             149             172
             Interest expense                                          (12)            (12)            (36)            (44)
             Other income (expense), net                                 3              (6)              2              (9)
                                                                  --------        --------        --------        --------
                                                                        31              34             115             119
                                                                  --------        --------        --------        --------

           Income before income taxes                                   50              37             210             605
           Income taxes                                                 10               7              42             121
                                                                  --------        --------        --------        --------
           Net income                                             $     40        $     30        $    168        $    484
                                                                  ========        ========        ========        ========

           Earnings per Common share                              $    .01        $    .01        $    .05        $    .13
                                                                  ========        ========        ========        ========

           Weighted average number of shares outstanding             3,783           3,769           3,688           3,674
                                                                  ========        ========        ========        ========



















See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                      Nine Months Ended
                                                                        September 30

                                                                    1996           1995
                                                                   -------        -------
           Cash flows from operating activities:
           Net income                                              $   168        $   484
           Adjustments to reconcile net income to net cash
            provided (used) by operating activities:
               Depreciation                                            528            404
               Change in related balance sheet accounts:
                   Accounts receivable                               1,001            354
                   Inventories                                      (1,692)        (1,619)
                   Prepaid expenses and other current assets          (272)          (130)
                   Accounts payable and accrued expenses            (1,041)        (1,299)
                   Advance payments from customers                     588            579
                                                                   -------        -------
           Net cash used by operating activities                      (720)        (1,227)
                                                                   -------        -------

           Cash flows from investing activities:
               Additions to property, plant and equipment           (1,145)          (567)
               Sale of equipment                                        22             16
                                                                   -------        -------
           Net cash used by investing activities                    (1,123)          (551)
                                                                   -------        -------

           Cash flows from financing activities:
               Dividends                                              --             (179)
               Repayment of long-term debt                             (98)          (107)
               Proceeds from issue of shares under Employee
                Stock Purchase Plan                                     36             33
               Proceeds from issue of Common stock under
                Stock Option Plan for nonemployee directors              3           --
                                                                   -------        -------
           Net cash used by financing activities                       (59)          (253)
                                                                   -------        -------

           Net effect of exchange rate changes on cash                 (65)            77
                                                                   -------        -------
           Net decrease in cash and cash equivalents                (1,967)        (1,954)
           Cash and cash equivalents at beginning of period          6,382          7,142
                                                                   -------        -------
           Cash and cash equivalents at end of period              $ 4,415        $ 5,188
                                                                   =======        =======

           Supplemental disclosure of cash flow information:
            Cash paid during the period for:
               Interest                                            $    31        $    49
               Income taxes                                            195            172









See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim Results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of September 30, 1996 and the results of its operations and cash flows for the nine months ended September 30, 1996 and 1995. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings per share:

Earnings per Common share are based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share. A 5% stock dividend was declared in March 29, 1996 and distributed on May 15, 1996. The weighted average number of shares for prior periods have been restated to reflect this dividend.


Note 3 - Consolidated Condensed Statements of Shareholders' Equity:

                                                           Nine Months Ended
                                                             September 30
                                                        ----------------------
                                                          1996           1995
                                                        -------        -------
                                                            (In thousands)

     Balance at beginning of period                     $28,181        $27,735
     Net income                                             168            484
     Currency translation adjustment                       (324)           (47)
     Dividends ($.05 per share)                               -           (179)
     Issue of shares under Employee Stock
      Purchase Plan                                          36             33
     Issue of shares under Stock Option Plan
      for nonemployee directors                               3              -
                                                        -------        -------

     Balance at end of period                           $28,064        $28,026
                                                        =======        =======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and nine months ended September 30, 1996.


                              Results of Operations

Quarter Ended September 30, 1996 vs. Quarter Ended September 30, 1995.

For the quarter ended September 30, 1996, net sales were $9,658,000 compared with net sales of $8,266,000 for the quarter ended September 30, 1995. Net income for the 1996 quarter was $40,000 or $.01 per share compared with net income of $30,000 or $.01 per share for the third quarter of 1995. The nominal increase in net income for the 1996 quarter on a $1,392,000 increase in net sales was primarily attributable to research, development and engineering expenses which increased to $894,000 in the 1996 quarter from $536,000 in the 1995 quarter primarily to support the operations of DGI BioTechnologies, the Company's drug lead discovery operation, which was established in late 1995.

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995.

For the nine months ended September 30 1996, net sales were $29,074,000 compared with net sales of $27,224,000 for the nine months ended September 30, 1995. Net income for the 1996 period was $168,000 or $.05 per share compared with net income of $484,000 of $.13 per share for the period ending September 30, 1995.

The decrease in net income for the 1996 period on a 6.8% increase in net sales was attributable to research, development and engineering expenses which increased to $2,616,000 in the 1996 period from $1,510,000 in the 1995 period primarily to support the operations of DGI BioTechnologies, the Company's drug lead discovery operation, which was established in late 1995.



                               Financial Condition

Liquidity and Capital Resources

During the period ended September 30, 1996, Cash and Cash Equivalents decreased to $4,415,000 from $6,382,000 at December 31, 1995. The decrease in cash resulted primarily from an increase in inventories from $12,692,000 at December 31, 1995 to $14,235,000 at September 30, 1996 and additions to property, plant and equipment of $1,145,000 partially offset by a decrease in accounts receivable to $7,916,000 at September 30, 1996 from $9,135,000 at December 31, 1995. Finished goods inventories increased primarily as a result of the need to build stock to compensate for the Company's annual two-week summer shutdown of its manufacturing facility and to prepare for anticipated higher demand during the fourth quarter.

Additions to property, plant and equipment during the period reflect the costs of building and equipping laboratory facilities for DGI BioTechnologies, and the installation of a state-of-the-art powder coat (paint) facility within the Company's plant. At September 30, 1996, accounts receivable, net amounted to $7,916,000 down from $9,135,000 at December 31, 1995. The decrease resulted from the lower volume of sales during the quarter ended September 30, 1996 as compared with the quarter ended December 31, 1995 and from increased collections.

Cash Flows from Operating Activities

During the periods ended September 30, 1996 and 1995, net cash used by operating activities amounted to $720,000 and $1,227,000, respectively. The primary reasons for the $507,000 positive change between the two periods were the following: (a) accounts receivable decreased $1,001,000 vs. a decrease of $354,000 in 1995; (b) accounts payable and accrued expenses decreased $1,041,000 vs. a decrease of $1,299,000 in 1995 and were partially offset by a decrease in net income to $168,000 in 1996 from $484,000 in 1995.

Cash Flows from Investing Activities

Net cash used by investing activities amounted to $1,123,000 in 1996 vs. $551,000 in 1995, virtually all as a result of additions to property, plant and equipment. A significant portion of the 1996 expenditures are attributable to building laboratories and purchasing equipment for DGI BioTechnologies and for the installation of a powder coat (paint) facility within the Company's plant.

Cash Flows from Financing Activities

Net cash used by financing activities amounted to $59,000 in 1996 vs. $253,000 in 1995. The 1995 amount includes a cash dividend of $179,000 paid on the Company's Common stock. During the 1996 period the Company issued a 5% stock dividend.

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

No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEW BRUNSWICK SCIENTIFIC CO., INC.
                                      (Registrant)




Date:    November 8, 1996             /s/ Ezra Weisman
                                      -----------------------------------
                                          Ezra Weisman
                                               President
                                               (Chief Executive Officer)




                                      /s/ Samuel Eichenbaum
                                      -----------------------------------
                                          Samuel Eichenbaum
                                               Vice President - Finance
                                               (Principal Accounting Officer)