Form 10-K405
period 1996-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1997-03-26
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996
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

                  Registrant's telephone number: (908) 287-1200
                                                ----------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

                                                       Name of each exchange
    Title of each class                                 on which registered
    -------------------                                ----------------------
          None                                                  N/A

Securities registered pursuant to Section 12(g) of the Act:
----------------------------------------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,207,734 as of February 10, 1997. This figure was calculated by reference to the high and low prices of such stock on February 10, 1997.

The number of shares outstanding of the Registrant's Common stock as of February 10, 1997: 3,808,932

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 1996, are incorporated in Part III herein.

The EXHIBITS INDEX is on Page 35.

                                     PART I

Item 1. BUSINESS

        New Brunswick Scientific Co., Inc. and its subsidiaries ("NBS" or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth and detection of microorganisms. This equipment is used in medical, biological, chemical, and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, nutrient sterilizing and dispensing equipment, low temperature freezers and tissue culture apparatus. Laboratory equipment and instrumentation manufactured by NBS and others is distributed by five wholly-owned subsidiaries in Europe.

        DGI BioTechnologies, L.L.C. (DGI) was established in 1995 by the Company to develop and commercialize a novel technology, the Diogenesis(TM) process, that facilitates the discovery of new drugs. DGI is eighty percent (80%) owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. Diogenesis(TM) is being developed to provide the pharmaceutical and biotechnology industries with site-directed assay systems to rapidly generate small, orally available, organic drug leads. Unlike other techniques, leads generated by DGI's process will uniformly possess the defining characteristics of effective drugs: activity, selectivity and affinity for the biological target.

        DGI has applied for U.S. and foreign patents covering its proprietary drug lead discovery technology which utilizes state-of-the-art molecular-biological and immunological tools to scan known pharmaceutical targets in a manner that offers major advantages over existing drug discovery approaches. DGI's strategy is to enter into partnership agreements with multiple pharmaceutical and/or biotechnology companies whereby DGI will generate focused libraries of small molecule compounds known to be active against the partner's target. DGI will generate revenues from research on behalf of corporate partners, milestone payments for the identification of leads and product royalties.

        The founders of DGI hold options which can be exercised under certain conditions and the employees, certain consultants and the Board of Managers have been issued options, which if exercised, in the aggregate represent approximately 12.4% of the company.

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

        The Company currently manufactures three distinct lines of shakers. Its INNOVA line, which is among the most sophisticated products of their kind in the world; its original Gyrotory(R) shaker line which has been the industry standard for many years, and, its new "Classic" Line, which was introduced in early 1997. The new line is intended primarily for sale to distributors and is expected to supercede the original Gyrotory(R) line in the foreseeable future.

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

        NBS also has a manufacturing capability in England which subcontracts products for manufacture and assembly and monitors the quality of products manufactured for or sold by NBS' European subsidiaries. Selected shaker products are manufactured in England for the European market.

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

        Fisher Scientific is the exclusive U.S. distributor of the Company's Gyrotory(R) line of biological shakers, its new classic line of biological shakers and its automated equipment for the preparation of diagnostic agar plates. While Fisher is the exclusive U.S. distributor for these NBS Shakers and media preparation equipment, NBS markets and sells its shakers and other products on a direct basis as well. Fisher also distributes a few selected INNOVA models.

        For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 1996, see Note 9 of Notes to Consolidated Financial Statements under the heading "Operations by geographic areas." Export sales consist of all sales by the Company's Domestic Operations to customers located outside the United States. Hence, foreign sales include export sales.

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

        NBS maintains five European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited in England, NBS Benelux B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, New Brunswick Scientific N.V. in Belgium and NBS S.A.R.L. in France. Foreign sales of the Company's standard products (i.e., those listed in its product catalogs) are generally made directly by these subsidiaries.

        At December 31, 1996, NBS had a backlog of unfilled orders of approximately $7,353,000, compared with $5,452,000 at the end of 1995. The December 31, 1996 backlog was comprised of orders for standard equipment as well as orders for larger systems. NBS expects to fill all of its existing backlog during the coming year.

        One customer based in the United States accounted for approximately 10.0%, 12.1% and 11.7%, respectively, of consolidated net sales during the years ended December 31, 1996, 1995 and 1994.

        Research and Development

        Research and development expenditures, all of which are sponsored by the Company, amounted to $2,141,000 in 1996, $826,000 in 1995 and $617,000 in 1994.

        Twenty-four (24) of the Company's professional employees were engaged full time in research and development activities.

        Investment in Organica, Inc.

        Since November 1994, the Company has invested $1,050,000 (less than a twenty percent interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. Organica isolates and cultures naturally occurring microorganisms and fungi and blends them with various nutrient sources and carriers to create its products, which are offered as alternatives to various hazardous products. Organica has focused primarily on natural turf products, compost accelerators, hydrocarbon remediation products, non-caustic drain openers and septic system maintenance products.

        In 1996, Organica completed a $3 million private placement and acquired Agro-Tech 2000, a leading distributor of turf products for golf courses and playing fields. Organica is currently in the process of raising up to a maximum of $2,025,000 in another private placement.

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

        Employees

        NBS employs approximately 374 people, including 200 people engaged in manufacturing and supervision, 48 in research, development and engineering, 85 in sales and marketing, and 41 in administrative and clerical duties. Manufacturing employees currently work a single shift. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a recently signed contract which expires in December 1999. The Company considers its labor relations to be good.

        Working Capital

        NBS maintains a substantial inventory of parts, components and subassemblies to fill orders for its products. Management believes it has adequate working capital for its present level of operations.

        The Company has a $5 million secured line of credit with Summit Bank, successor to United Jersey Bank/Central NA, primarily for working capital and letters of credit, and a $1 million revolving credit line for equipment acquisition purposes, effective through May 31, 1998.

        Patents and Trademarks

        NBS holds and has filed applications for United States and foreign patents relating to many of its products, their integral components and significant accessories. NBS also has certain registered trademarks. However, NBS believes that its business is not dependent upon patent, trademark, or other proprietary protection in any material respect.

        Cautionary Statement

        Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, consistency in the level of orders for custom bioprocess systems, the ability of DGI to enter into corporate partnering and/or licensing agreements, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

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

        The Company's wholly-owned European subsidiaries lease facilities as follows: New Brunswick Scientific (UK) Limited - 17,000 square feet, NBS GmbH - 1,400 square feet and New Brunswick Scientific N.V./S.A. - 825 square feet.

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

                                         HIGH              LOW
                                         ----              ---
1995
    First Quarter                      $ 6-15/16        $ 5-3/4
    Second Quarter                       8                5-3/4
    Third Quarter                        7-1/8            6-1/8
    Fourth Quarter                       8                5-3/8

1996
    First Quarter                      $ 7-3/4          $ 5-1/4
    Second Quarter                       8-3/4            6-1/8
    Third Quarter                        7-3/4            6
    Fourth Quarter                       7-3/4            6-1/4

1997
    First Quarter
     (through February 10, 1997)       $ 7-1/2          $ 6-5/8

        (B) The number of holders including beneficial owners of NBS' Common stock as of February 10, 1997, is 1,242.

        (C) NBS has declared a 10% common stock dividend payable on May 15, 1997 to shareholders of record on April 15, 1997. NBS paid a 5% common stock dividend on May 15, 1996 to shareholders of record on April 15, 1996 and a $.05 per share cash dividend on April 14, 1995 to shareholders of record on March 15, 1995.

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

                                                       Years Ended December 31,
                                  --------------------------------------------------------------
                                     1996         1995          1994         1993        1992
                                  ----------   ----------    ----------   ----------   ---------
                                             (In thousands, except per share amounts)
Net sales                            $42,927      $39,085       $38,789      $35,950      $33,072

Net income                               882        1,172         1,068          392           80


Earnings per
 Common share (a)                    $   .23      $   .31       $   .28     $    .10      $   .02

Total assets (b)                      37,226       35,685        34,504       32,628       31,869


Long-term debt, net of
 current installments (b)                401          564           665          792          569


Dividends per share                        -      $   .05                -            -            -

(a) Adjusted to reflect 5% stock dividend distributed on May 15, 1996.
(b) At year-end

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

        1996 vs. 1995

        For the year ended December 31, 1996, the Company had net income of $882,000 or $.23 per share on net sales of $42,927,000 compared with net income of $1,172,000 or $.31 per share on net sales of $39,085,000 for the year ended December 31, 1995.

        In 1996 sales increased 9.8% due equally to higher sales in the U.S. domestic market and in Western Europe. The increase of 9.9% in cost of sales is directly attributable to the increase in net sales. Research, development and engineering expenses increased 64% in 1996 due primarily to the full year effect of the start-up in October 1995 of DGI BioTechnologies, L.L.C. (DGI), the Company's drug discovery operation. Interest expense increased to $75,000 in

1996 from $55,000 in 1995 due primarily to the accrual of interest on deferred compensation. Other income (expense), net in 1996 of $26,000 consisted primarily of bank charges and credit facility renewal fees.

        Provision for income taxes as a percentage of income before taxes decreased to 9.8% from 16.3% in 1995 since all of the Company's income emanated from its foreign subsidiaries, a significant portion of which is not subject to income taxes due to carryforward tax losses on which income tax benefits were not previously recognized. U.S. operations were in a net taxable loss situation due to the significant increase in research and development costs in 1996 to support the operations of DGI.

        During 1996, the U.S. dollar strengthened against two and weakened against one of the currencies of the European countries where the Company has subsidiary operations. The effect of these currency movements decreased income from foreign operations by approximately $25,000 to $1,311,000. The effects of balance sheet translation resulted in a currency translation adjustment of $48,000 which is reflected in the equity section of the Consolidated Balance Sheet.

        1995 vs. 1994

        For the year ended December 31, 1995, the Company had net income of $1,172,000 or $.31 per share on net sales of $39,085,000 compared with net income of $1,068,000 or $.28 per share on net sales of $38,789,000 for the year ended December 31, 1994.

        The increase of 26.7% in research, development and engineering expenses was due to the establishment in late 1994 of a bioprocess equipment division and the start-up in October 1995 by the Company of DGI. Interest income increased to $222,000 in 1995 from $145,000 in 1994 due primarily to higher interest rates. Interest expense declined to $55,000 in 1995 from $67,000 in 1994 due to the continuing amortization of the principal on the Company's long-term debt.

        Provision for income taxes as a percentage of income before taxes decreased to 16.3% in 1995 from 30% in 1994 due to a larger proportion of the 1995 income emanating from the Company's foreign subsidiaries, a significant portion of which is not subject to income taxes due to carryforward tax losses on which income tax benefits were not previously recognized.

        During 1995, there was a significant weakening of the U.S. dollar vs. the currencies of two of the European countries where the Company has subsidiary operations. The effect of these currency movements increased the income from foreign operations by approximately $84,000 to $1,246,000. The effects of balance sheet translation resulted in a currency translation adjustment of $147,000 which is reflected in the equity section of the Consolidated Balance Sheet.

                               Financial Condition

        Liquidity and Capital Resources

        During the year ended December 31, 1996 cash and cash equivalents decreased to $5,196,000 from $6,382,000 at December 31, 1995. The decrease in cash resulted primarily from an increase in accounts receivable to $10,108,000 at December 31, 1996 from $9,135,000 at December 31, 1995. Accounts receivable increased due to the significantly higher level of net sales in the fourth quarter of 1996 vs. the fourth quarter of 1995. Fourth quarter 1996 net sales amounted to $13,853,000 vs. $11,861,000 during the fourth quarter of 1995.

        The increase in prepaid expenses and other current assets relates primarily to the timing of European Value Added Tax payments. Other assets increased primarily as a result of an increase in an investment in another entity.

        Other liabilities at December 31, 1996 and 1995 of $425,000 and $471,000, respectively, consist of a pension liability and is a non-cash item which is offset by a direct reduction in shareholders' equity of a like amount.

        Accounts payable and accrued expenses increased as a result of higher advance payments from customers, which amounted to $846,000 at December 31, 1996 vs. $265,000 at December 31, 1995.

        Drug Lead Discovery Business

        In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, L.L.C. (DGI), is majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 1996 earnings and will continue to do so during the balance of its development phase, which is estimated at between one and two additional years. During 1996 and 1995, $1,535,000 and $205,000, respectively, was charged to operations. It is currently anticipated that expenditures for 1997 will be approximately $1,800,000. This amount could be affected by revenues from licensing agreements and other corporate collaborations.

        Recently Issued Accounting Standards

        In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, certain identifiable intangibles and goodwill to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for the Company's fiscal year 1996. Adoption of this accounting standard has not had a material impact on the company's operating results or financial condition.

        Cash Flows from Operating Activities

        During the year ended December 31, 1996, net cash provided by operating activities amounted to $551,000 vs. net cash provided by operating activities of $444,000 for the year ended December 31, 1995. Some of the reasons for the $107,000 net increase from 1995 to 1996 were: (a) accounts receivable increased $1,005,000 in 1996 vs. an increase of $1,522,000 in 1995; (b) refundable income taxes increased $118,000 in 1996 vs. an increase of $216,000 in 1995 and were offset by (a) an increase in inventories of $310,000 in 1996 vs. an increase of $51,000 in 1995 and (b) an increase in prepaid expenses and other current assets of $520,000 in 1996 vs. an increase of $160,000 in 1995.

        Cash Flows from Investing Activities

        Net cash used by investing activities which amounted to $1,733,000 in 1996 resulted primarily from $1,355,000 of additions to property, plant and equipment and $400,000 from an investment made in another entity. In 1995, net cash used was primarily from additions to property, plant and equipment of $950,000 and from an investment made in another entity of $100,000.

        Cash Flows from Financing Activities

        Net cash used by financing activities amounted to $26,000 in 1996 vs. cash used of $239,000 in 1995. The major reasons for the difference resulted from a Common stock dividend paid by the Company in the amount of $179,000 in 1995 and proceeds from the issuance of shares under stock purchase and option plans of $128,000 in 1996 vs. $71,000 in 1995.

        Management believes that the resources available to the Company, including its line of credit which has been extended to May 31, 1998, are sufficient to meet its near and intermediate-term needs, including present funding commitments for DGI, and its strong unleveraged balance sheet provides the basis for any long-term financing if the need should arise.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          Independent Auditors' Report




The Board of Directors and Shareholders
New Brunswick Scientific Co., Inc.:

We have audited the consolidated balance sheets of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP

Short Hills, New Jersey
February 10, 1997

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                      (In thousands, except for share data)


                                                                     1996             1995
                                                                     ----            -----
                  ASSETS
Current assets:
   Cash and cash equivalents                                       $  5,196         $  6,382
   Accounts receivable, net of allowance for
    doubtful accounts, 1996 - $224 and 1995 - $306                   10,108            9,135

   Refundable income taxes                                              334              216
   Deferred income tax benefit (Note 6)                                  97              188
   Inventories (Note 2)                                              12,980           12,692
   Prepaid expenses and other current assets (Note 7)                 1,880            1,364
                                                                   --------         --------
                  Total current assets                               30,595           29,977
                                                                   --------         --------

Property, plant and equipment, net (Notes 3 and 4)                    5,701            5,237
Other assets                                                            930              471
                                                                   --------         --------
                                                                   $ 37,226         $ 35,685
                                                                   ========         ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt (Note 4)                 $    135         $    130
   Accounts payable and accrued expenses (Note 5)                     7,014            6,339
                                                                   --------         --------
                  Total current liabilities                           7,149            6,469
                                                                   --------         --------
Long-term debt, net of current installments (Note 4)                    401              564

Other liabilities (Note 7)                                              425              471
                                                                   --------         --------
Commitments and contingencies (Notes 10 and 11)

Shareholders' equity (Note 8):
   Common stock, $0.0625 par; authorized 25,000,000 shares;
   issued and outstanding, 1996 - 3,808,932 shares;
   1995 - 3,595,651 shares; net of shares held in treasury,
   1996 - 355,425 and 1995 - 338,500                                    238              225
   Capital in excess of par                                          20,738           19,283
   Retained earnings                                                  9,092            9,488
   Currency translation adjustment                                     (392)            (344)
   Pension liability adjustment (Note 7)                               (425)            (471)
                                                                   --------         --------
                                                                     29,251           28,181
                                                                   --------         --------

                                                                   $ 37,226         $ 35,685
                                                                   ========         ========

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (In thousands, except per share amounts)

                                                  1996             1995             1994
                                                  -----            -----            -----
Net sales                                       $ 42,927         $ 39,085         $ 38,789

Operating costs and expenses:
   Cost of sales                                  26,280           23,919           23,973
   Selling, general and administrative
    expenses                                      12,179           11,717           11,623
   Research, development and engineering
    expenses                                       3,633            2,215            1,748
                                                --------         --------         --------

                                                  42,092           37,851           37,344
                                                --------         --------         --------

Income from operations                               835            1,234            1,445
                                                --------         --------         --------

Other income (expense):
   Interest income                                   244              222              145
   Interest expense                                  (75)             (55)             (67)
   Other income (expense), net                       (26)              (1)               3
                                                --------         --------         --------

                                                     143              166               81
                                                --------         --------         --------

Income before income taxes                           978            1,400            1,526

Income taxes (Note 6)                                 96              228              458
                                                --------         --------         --------

Net income                                      $    882         $  1,172         $  1,068
                                                ========         ========         ========

Earnings per Common share                       $    .23         $    .31         $    .28
                                                ========         ========         ========

Weighted average number of shares
 outstanding                                       3,781            3,766            3,753
                                                ========         ========         ========









See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)

                                           Common Stock           Capital                   Currency       Pension
                                       ---------------------     in Excess     Retained    Translation    Liability
                                       Shares         Amount      of Par       Earnings     Adjustment    Adjustment       Total
                                       ------         ------      ------       --------     ----------    ----------       -----
Balance, January 1, 1994              3,568,888    $      223    $   19,158   $    7,427    $     (555)   $      --     $   26,253

Issue of shares under employee
 stock purchase plan                     11,945             1            53                                                     54
Issue of shares under stock option
 plan for nonemployee directors             450                           2                                                      2
Net income                                                                         1,068                                     1,068
Currency translation adjustment                                                                    358                         358
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1994            3,581,283    $      224    $   19,213   $    8,495    $     (197)   $      --     $   27,735

Issue of shares under employee
 stock purchase plan                     14,368             1            70                                                     71
Equity adjustment for additional
 minimum pension liability                                                                                      (471)         (471)
Dividends ($.05 per share)                                                          (179)                                     (179)
Net income                                                                         1,172                                     1,172
Currency translation adjustment                                                                   (147)                       (147)
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1995            3,595,651    $      225    $   19,283   $    9,488    $     (344)   $     (471)   $   28,181

Issue of shares under employee
 stock purchase plan                     13,492             1            75                                                     76
Issue of shares under stock
 option plans                            20,065             1           113                                                    114
Equity adjustment for additional
 minimum pension liability                                                                                        46            46
5% stock dividend                       179,724            11         1,267       (1,278)                                       --
Net income                                                                           882                                       882
Currency translation adjustment                                                                    (48)                        (48)
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1996            3,808,932    $      238    $   20,738   $    9,092    $     (392)   $     (425)   $   29,251
                                     ==========    ==========    ==========   ==========    ==========    ==========    ==========















See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In thousands)

                                                                     1996               1995               1994
                                                                     ----               ----               ----
Cash flows from operating activities:
   Net income                                                       $   882            $ 1,172            $ 1,068
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation                                                       858                585                628
     Deferred income taxes                                               91                114                248
     Change in related balance sheet accounts:
       Accounts receivable                                           (1,005)            (1,522)              (693)
       Refundable income taxes                                         (118)              (216)              --
       Inventories                                                     (310)               (51)             2,212
       Prepaid expenses and other current assets                       (520)              (160)              (207)
       Accounts payable and accrued expenses                            673                522                 29
                                                                    -------            -------            -------
   Net cash provided by operating activities                            551                444              3,285
                                                                    -------            -------            -------

Cash flows from investing activities:
   Additions to property, plant and equipment                        (1,355)              (950)              (580)
   Sale of equipment                                                     22                 16                  4
   Investment                                                          (400)              (100)              (300)
                                                                    -------            -------            -------
   Net cash used by investing activities                             (1,733)            (1,034)              (876)
                                                                    -------            -------            -------

Cash flows from financing activities:
   Cash dividends                                                      (179)              --
   Repayments of long-term debt                                        (154)              (131)              (206)
   Proceeds from issuance of shares under
    stock purchase and option plans                                     128                 71                 56
                                                                    -------            -------            -------
   Net cash used by financing activities                                (26)              (239)              (150)
                                                                    -------            -------            -------

Net effect of exchange rate changes on cash                              22                 69                110
                                                                    -------            -------            -------
Net increase (decrease) in cash and cash equivalents                 (1,186)              (760)             2,369
Cash and cash equivalents at beginning of year                        6,382              7,142              4,773
                                                                    -------            -------            -------

Cash and cash equivalents at end of year                            $ 5,196            $ 6,382            $ 7,142
                                                                    =======            =======            =======

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                         $    63            $    58            $    71
   Income taxes                                                         128                152                319
Supplemental disclosure of non cash financing activities:
   Shares issued for note receivable                                $    62            $  --              $  --





See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



1.     Summary of significant accounting policies:

          Principles of consolidation:

         The consolidated financial statements include the accounts of New Brunswick Scientific Co., Inc., its wholly-owned subsidiaries and majority owned limited liability company (the Company). Investments in which the Company's ownership is less than 20% are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated.

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

         Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, generally 33-1/3 years for buildings and 10 years for machinery and equipment. Depreciation expense amounted to $858,000 in 1996, $585,000 in 1995, and $628,000 in
         1994.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         Research and development:

         Research and development costs are expensed as incurred.

         Income taxes:

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Earnings per Common share:

         Earnings per Common share is based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share. A 5% stock dividend was declared on March 29, 1996 and distributed on May 15, 1996. The weighted average number of shares outstanding for prior periods have been restated to reflect this dividend.

         Stock option plans:

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

           NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         Treasury stock:

         Repurchase of the Company's outstanding Common stock is accounted for by treating the stock as if retired.

         Financial instruments:

         The carrying values of the Company's financial instruments at December 31, 1996 approximate their estimated fair values. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term maturity of such instruments. The carrying value of long-term debt approximates fair value based on the current rates offered on debt with similar maturities and characteristics. Derivative financial instruments (forward exchange contracts) are recorded at market value, with resultant gains or losses recognized in the statement of operations immediately, unless the instrument is an effective hedge of a firm, committed transaction, in which case the associated gain or loss is deferred and recognized in connection with the underlying transaction exposure.

         Use of estimates:

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.      Inventories:


                                                   1996                  1995
                                                  ------                -----
                                                         (In thousands)
           Raw materials and sub-assemblies     $  6,762               $ 6,786
           Work-in-process                         2,327                 2,062
           Finished goods                          3,891                 3,844
                                                  -------               -------

                                                 $12,980               $12,692
                                                  ======                ======

3.    Property, plant and equipment, net:

                                                                                   1996                  1995
                                                                                  ------                -----
                                                                                        (In thousands)
           Land                                                                 $    800              $    800
           Buildings and improvements                                              4,009                 4,057
           Machinery and equipment                                                10,214                 8,984
                                                                                  ------                ------
                                                                                  15,023                13,841
           Less accumulated depreciation                                           9,322                 8,604
                                                                                 --------               ------

                                                                                $  5,701               $ 5,237
                                                                                 =======                ======

4.     Long-term debt and credit agreement:

       There is a mortgage on the facility of the Company's Netherlands subsidiary which bears interest of 7.5% per annum. During the twenty-year term of the mortgage, the Company is obligated to make monthly payments of interest and 80 equal quarterly payments of principal. At December 31, 1996 and 1995, $345,000 and $404,000, respectively, was outstanding.

       In 1993, the Company entered into a capitalized lease obligation, due September 1998, with imputed interest of 6.85%, relating to the purchase of equipment. At December 31, 1996 and 1995, $191,000 and $290,000,
       respectively, was outstanding.

       Property, plant and equipment with a net book value of $637,000 and $704,000, is pledged as security for long-term debt as indicated above at December 31, 1996 and 1995, respectively. Machinery and equipment (see
       Note 3) includes equipment under capital lease of $490,000, which has a net book value of $323,000 and $372,000 at December 31, 1996 and 1995, respectively.

       Aggregate annual maturities of long-term debt, including capitalized lease obligations, are as follows:

                  Year ending December 31                              Amount
                 ------------------------                             --------
                                                                    (In thousands)
                           1997                                            $135
                           1998                                             114
                           1999                                              29
                           2000                                              29
                           2001                                              29
                           After 2001                                       200
                                                                            ---

                                                                            $536
                                                                            ===

                                      -22-

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


       The Company has a $5 Million Secured Revolving Credit Agreement (the Agreement) with Summit Bank, the successor to United Jersey Bank/Central NA (the Bank) effective through May 31, 1998. The agreement provides the Company with a facility for both working capital and for letters of credit. In addition, the Bank has provided a $1 million Revolving Line of Credit for equipment acquisition purposes. There are no compensating balance requirements and any borrowings under the Agreement bear interest at the Bank's prime rate. All of the Company's domestic assets, with the exception of its headquarters facility, which are not otherwise subject to lien have been pledged as security for any borrowings under this Agreement. As of and during the years ended December 31, 1996 and 1995, there were no outstanding balances.

5.     Accounts payable and accrued expenses:

                                                                                    1996                  1995
                                                                                   ------                -----
                                                                                        (In thousands)
           Accounts payable-trade                                               $  2,781              $  2,620
           Accrued salaries, wages and payroll taxes                               1,683                 1,479
           Accrued foreign dealer commissions                                        692                   715
           Advance payments from customers                                           846                   265
           Other accrued liabilities                                               1,012                 1,260
                                                                                 -------               -------

                                                                                $  7,014              $  6,339
                                                                                 =======               =======

6.     Income taxes:

                                                              1996                  1995                  1994
                                                             -----                 -----                 -----
                                                                             (In thousands)
           Income (loss) before income taxes:
                Domestic                                    $ (327)              $   155              $    909
                Foreign                                      1,305                 1,245                   617
                                                             -----                 -----               -------

                                                           $   978                $1,400               $ 1,526
                                                            ======                 =====                ======
           Income taxes (benefit):
                Federal:
                    Current                                $  (106)             $    (20)              $   210
                    Deferred                                    91                   114                   248
                State-current                                   15                     -                     -
                Foreign-current                                 96                   134                     -
                                                           -------               -------              --------

                                                          $     96               $   228               $   458
                                                           =======                ======                ======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                 1996                  1995
                                                                ------                ------
                                                                       (In thousands)
             Deferred tax asset/(liability):
               Accumulated depreciation                           $   (199)              $  (176)
               Inventory                                               258                   233
               Allowance for doubtful accounts                          29                    67
               Accrued expenses                                        148                   163
               Other liabilities                                      (177)                  (98)
               Alternative minimum tax credit carryforward             138                     -
               Domestic net operating loss carryforward                 27                     -
               Domestic capital loss and
                contribution carryforwards                              67                    63
               Foreign net operating loss carryforwards                424                   678
                                                                     -----                ------
                                                                       715                   930
             Less:  Valuation allowance                                618                   742
                                                                     -----                ------

             Net deferred tax asset                                $    97               $   188
                                                                    ======                ======

       The valuation allowance for deferred tax assets as of January 1, 1996 and 1995 was $618,000 and $742,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $124,000 and $348,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       The foreign net operating loss carryforwards relate to operations in the United Kingdom and Germany and are not subject to expiration date limitations.

       The Company's effective income tax rates for 1996, 1995 and 1994 were 9.8%, 16.3%, and 30.0%, respectively. These rates differ from the statutory Federal income tax rates as follows:

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         Percentage of income before taxes
                                                                     -------------------------------------------
                                                                     1996               1995                1994
                                                                     ----               ----                ----
       Computed "expected" tax expense                              34.0%              34.0%               34.0%
       Increase (decrease) in taxes resulting from:
           Rate differential between U.S. and foreign
            income taxes                                           (10.0)               -                   -
           Change in valuation allowance related to
            net temporary differences                              (12.7)             (24.9)              (10.4)
           Other                                                    (1.5)               7.2                 6.4
                                                                  ------             ------               -----

                                                                     9.8%              16.3%               30.0%
                                                                  ======              =====                ====

7.     Pension plans:

       The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $107,000, $104,000 and $99,000 in 1996,
       1995 and 1994, respectively.

       Pension expense attributable to the defined benefit plan covering U.S. employees includes the following components:

                                                              1996                  1995                  1994
                                                             -----                 -----                 -----
                                                                                (In thousands)

           Service cost                                     $  202                $  169               $   184
           Interest cost on projected obligation               312                   298                   271
           Actual return on plan assets                       (311)                 (468)                  109
           Net amortization and deferral                       104                   281                  (299)
                                                             -----                ------                 -----

           Net pension expense                              $  307                $  280               $   265
                                                             =====                 =====                ======

       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                    1996                  1995
                                                                                   -----                 -----
                                                                                          (In thousands)
           Actuarial present value of:
                Vested benefit obligation                                        $ 4,068               $ 3,793
                                                                                   =====                 =====

                Accumulated benefit obligation                                   $ 4,096               $ 3,862
                                                                                   =====                 =====

           Projected benefit obligation                                          $ 4,693               $ 4,425
           Plan assets at fair value                                               4,017                 3,625
                                                                                   -----                ------
           Excess of projected benefit obligation
            over plan assets                                                         676                   800
           Unrecognized net loss                                                  (1,021)               (1,034)
           Unrecognized transition obligation                                       (187)                 (206)
           Unrecognized prior service cost                                            39                    39
           Adjustment for additional liability                                       573                   638
                                                                                 -------               -------

           Accrued pension cost                                                $      80              $    237
                                                                                ========               =======

       The projected benefit obligation was determined using the following assumptions:

                                                              1996                  1995                  1994
                                                             -----                 -----                 -----
           Discount rate                                     7.25%                 7.25%                 8.5%
           Rate of return                                    7.5%                  7.5%                  7.5%
           Future compensation increases                     4.0%                  4.0%                  4.0%

       The 1996 and 1995 minimum additional pension liability is a non-cash item which is offset by a direct reduction in shareholders' equity of $425,000 and $471,000, respectively.

       In addition, the Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 1996, 1995 and 1994 was $123,000, $113,000 and $110,000,
       respectively.

       International pension expense in 1996, 1995 and 1994 was not material. Foreign plans generally are insured or otherwise fully funded.

8.     Stock options, rights and stock purchase plan:

       The 1995 and 1994 data for the stock options and rights plans described below have been restated to reflect a 5% stock dividend which was distributed on May 15, 1996.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

       The 1991 Non-Qualified Stock Option Plan (the 1991 Plan) for officers and key employees of the Company provides for the granting of options to purchase up to 420,000 shares of the Company's Common stock. Options are exercisable in five equal installments commencing one year after date of grant. Options expire up to 10 years from the date of grant. The exercise price per share of each option may not be less than the fair market value on the date of grant.

       Shares under option at December 31 are as follows:




                                    1996                         1995                       1994
                          ------------------------      -----------------------     --------------------
                                      Weighted-                 Weighted-                      Weighted-
                                       Average                   Average                        Average
                                      Exercise                   Exercise                       Exercise
                            Shares      Price        Shares        Price             Shares       Price
                           -------      -----        ------        -----             ------       ------


        Outstanding,
         beginning of
         year             259,087         $5.32       179,287     $5.30             180,862       $5.31
        Granted                 -             -        80,850      5.36                   -           -
        Exercised         (19,278)         5.78             -         -                   -           -
        Cancelled          (3,412)         5.95        (1,050)     5.95              (1,575)       5.95
        Expired           (50,547)         5.95             -         -                   -           -
                          -------                   ---------                      ---------

        Outstanding,
         end of year     185,850          5.09        259,087      5.32             179,287        5.30
                         =======                      =======                       =======

       During 1995, options were granted at $6.67 and at $5.12 per share. No options were granted in 1996 and 1994. At December 31, 1996, 63,000, 13,650, and 2,520 options were exercisable at prices of $4.88, $5.12 and $6.67 per share, respectively, and 214,872 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1996 was 2.9 years.

       In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved 210,000 shares of its authorized but unissued shares of Common stock for this purpose. During 1996, 1995 and 1994, 13,492, 14,368 and 11,945 Common shares, respectively, were issued under the plan.

       In 1989, the Company adopted a stock option plan for nonemployee directors. The plan provides for the granting of options to purchase up to 105,000 shares of the Company's Common stock. No options may be granted under the Plan after April 30, 1999. Options may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value on the date of grant.

   Shares under option at December 31, are as follows:

                                           1996                         1995                         1994
                                ------------------------      -----------------------     -----------------------
                                           Weighted-                   Weighted-                    Weighted-
                                             Average                     Average                      Average
                                           Exercise                     Exercise                     Exercise
                                  Shares     Price             Shares     Price            Shares      Price
                                  ------     -----             ------     -----            ------      -----
   Outstanding,
    beginning of
    year                          77,433      $6.08            35,433       $6.16           38,058     $6.14
   Granted                            -          -            42,000        6.01                -         -
   Exercised                       (787)      4.76                 -           -             (472)      4.76
   Cancelled                     (3,937)      5.43                 -           -           (2,153)      6.19
                                 ------                       ------                        ------

  Outstanding,
   end of year                   72,709         6.13        77,433          6.08           35,433       6.16
                                 ======                     ======                         ======

       During 1995, options were granted at $6.01 per share. No options were granted in 1996 and 1994. At December 31, 1996, 3,148, 29,661 and 7,980
       options were exercisable at prices of $4.76, $6.43 and $6.01 per share, respectively, and 31,028 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1996 was 6.4 years.

       At December 31, 1996, there were 245,900 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1995 was $2.93 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995 - no expected dividend yield, risk-free interest rate of 6.12%, volatility factor of 49%, and an expected life of 5.57 years.

       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1996 and 1995 net income and earnings per Common share would have been reduced to the proforma amounts as follows:
                                      -28-

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                    1996                  1995
                                                                                   -----                 -----
           Net income (in thousands):
                As reported                                                         $882                $1,172
                Proforma                                                             812                 1,150

           Earnings per Common share:
                As reported                                                         $.23                $  .31
                Proforma                                                             .21                   .30

       Pro forma net income reflects only options granted in 1995, no options were granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods of 5 and 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

       On October 27, 1989, the Company declared a dividend of one common share purchase right (the "Rights") on each share of Common stock outstanding. The rights entitle the holder to purchase one share of Common stock at $28.57 per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the Rights:
       (i) will entitle holders to purchase at the exercise price that number of shares of Common stock having an aggregate fair market value of two times the exercise price; (ii) will become exchangeable at the Company's election for that number of shares of Common stock having a fair market value of two times the exercise price; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the exercise price, shares of Common stock of the surviving company having a fair market value of two times the exercise price.

       In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust ("ESOP"). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $7,500 during 1996 and 1994, respectively, no contributions were made in 1995.

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

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



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

       The following table sets forth the Company's operations by geographic area for 1996, 1995 and 1994. The information shown under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries (in thousands):



                                                                            Transfers and
                                                                             eliminations
                                        United                                between geo-            Conso-
                                        States            Europe             graphic areas           lidated
                                       ---------         ---------        ------------------       -----------
           Net sales:
                  1996                  $32,939            $14,172              $4,184              $42,927
                  1995                   30,456             12,117               3,488               39,085
                  1994                   31,394             10,310               2,915               38,789

           Income from operations:
                  1996                  $  (476)           $ 1,311                                 $    835
                  1995                      (12)             1,246                                    1,234
                  1994                      809                636                                    1,445

           Identifiable assets:
                  1996                  $28,341            $ 8,885                                  $37,226
                  1995                   28,156              7,529                                   35,685
                  1994                   28,234              6,270                                   34,504


       Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One customer based in the United States accounted for approximately 10.0%, 12.1% and 11.7%, respectively, of consolidated net sales during the years ended December 31, 1996, 1995 and 1994.

       During 1996, 1995 and 1994, net sales from domestic operations to foreign customers were $11,413,000, $11,622,000 and $9,886,000, respectively.
       Export sales from the U.S. are made to many countries and areas of the world including the Far East, the Middle East, Canada, South America, India and Australia.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


10.    Commitments and contingencies:

       The Company is obligated under the terms of various operating leases. Rental expense under such leases for 1996, 1995 and 1994 was $614,000, $533,000 and $613,000, respectively. As of December 31, 1996, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):

                              1997                 $  521
                              1998                    464
                              1999                    330
                              2000                    235
                              2001                    171
                             After 2001             2,834
                                                    -----

          Total minimum payments required          $4,555*
                                                    =====

       * Minimum payments have not been reduced by minimum sublease rentals of $471,000 due in the future under noncancelable subleases.

       At December 31, 1996, the Company was involved in litigation, which Company management believes, after consultation with counsel, that the ultimate disposition of such litigation will not have a material adverse effect on the Company's consolidated financial position.

11.    Other matters:

       The Company enters into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 1996 and 1995, the Company had $2,640,000 and $663,000,
       respectively, of forward exchange contracts outstanding, primarily to exchange various European currencies for U.S. dollars. Substantially, all contracts mature within a period of 11 months. Gains and losses on forward exchange contracts in connection with firm commitments that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 1996, less than $12,000 of unrecognized net gains were deferred on such contracts. Gains and losses on forward exchange contracts in connection with anticipated transactions are marked to market monthly with the resulting gain or loss recognized immediately in the consolidated statement of operations.

       Other assets includes a non-interest bearing note receivable from the President and Chief Executive Officer of the Company due in 2006 in the amount of $62,500.


Item 9.           DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III
                                    --------

                  The information required by Part III is contained in the Registrant's proxy statement which will be filed pursuant to Regulation 14A or an information statement pursuant to Regulation 14C of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year ended December 31, 1996 The information is incorporated herein by reference.

                                     PART IV
                                     -------

                  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ------------------------------------------------------------
                  ON FORM 8-K
                  -----------

                  (a) The following documents are filed as a part of this
                      report:

                           1. Financial statements and supplementary data included in Part II of this report:

                               New Brunswick Scientific Co., Inc. and
                               Subsidiaries, consolidated financial statements:

                               Consolidated Balance Sheets as of December 31, 1996 and 1995

                               Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

                               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                               Notes to Consolidated Financial Statements

                           2. Financial statement schedules included in part IV of this report:

                               Schedule II

                               Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                           3.  Exhibits:

                               The Exhibits index is on page 35.

                                                                 Schedule II


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In thousands)

                                                     Additions
                                                     ---------

                                                 Charged to                                       Balance
                                   Balance        Costs and       Charged to                       At End
                                 Beginning        (Credited)           Other                           of
                                 of Period         Expenses         Accounts        Deductions     Period
                                 ---------         --------         --------        ----------     ------

Allowance deducted
 from asset to which
 it applies:

  Allowance for
   doubtful accounts:

    Year ended
       December 31, 1996       $   306           $      (82)      $       -         $  -                $224
    Year ended
       December 31, 1995           340                  (27)              -           (7) (a)            306
    Year ended
       December 31, 1994           223                  122               -           (5) (a)            340


---------------------
Notes:
(a)  Uncollected receivables written off.

                                   SIGNATURES
                                   ----------



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEW BRUNSWICK SCIENTIFIC CO., INC.


Dated:  March 12, 1997              By:      /s/ Ezra Weisman
                                             ----------------------------------
                                             Ezra Weisman
                                             President (Principal Executive
                                             Officer) and Director


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 12, 1997              By:      /s/ David Freedman
                                             ----------------------------------
                                             David Freedman
                                             Chairman of the Board


Dated:  March 12, 1997              By:      /s/ Adele Lavender
                                             ----------------------------------
                                             Adele Lavender
                                             Corporate Secretary


Dated:  March 12, 1997              By:      /s/ Sigmund Freedman
                                             ----------------------------------
                                             Sigmund Freedman
                                             Treasurer and Director


Dated:  March 12, 1997              By:      /s/ Samuel Eichenbaum
                                             ----------------------------------
                                             Samuel Eichenbaum
                                             Vice President, Finance

Dated:  March 12, 1997              By:      /s/ Ernest Gross
                                             ----------------------------------
                                             Ernest Gross
                                             Director


Dated:  March 12, 1997              By:      /s/ Bernard Leon
                                             ----------------------------------
                                             Bernard Leon
                                             Director


Dated:  March 12, 1997              By:      /s/ Kiyoshi Masuda
                                             ----------------------------------
                                             Kiyoshi Masuda
                                             Director


Dated:  March 12, 1997              By:      /s/ Dr. David Pramer
                                             ----------------------------------
                                             Dr. David Pramer
                                             Director


Dated:  March 12, 1997              By:      /s/ Martin Siegel
                                             ----------------------------------
                                             Martin Siegel
                                             Director


Dated:  March 12, 1997              By:      /s/ Dr. Marvin Weinstein
                                             ----------------------------------
                                             Dr. Marvin Weinstein
                                             Director

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

(10-14) Loan and Security Agreement with Summit Bank, the successor to United Jersey Bank/Central NA dated February 17, 1993, is incorporated herein by reference to Exhibit (10-14) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(10-16) Nonqualified stock option agreement with Ezra Weisman is incorporated herein by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1993.

(10-17) Amendment dated December 29, to Loan and Security Agreement with Summit Bank, the successor to United Jersey Bank/Central NA dated February 17, 1993.

(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 1996, is incorporated herein by reference.

(22)              Subsidiaries of the Company appear on Page 37.

(24a)*            Consent of KPMG Peat Marwick LLP.



*  Filed herewith.