Form 10-Q
period 1997-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1997-05-08
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended March 31, 1997                 Commission File No. 0-6994
                                                                         ------




                       NEW BRUNSWICK SCIENTIFIC CO., INC.




State of Incorporation - New Jersey                           E. I. #22-1630072
                                                                    -----------


                    44 Talmadge Road, Edison, N.J. 08818-4005


                   Registrant's Telephone Number: 732-287-1200
                                                  ------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.




Yes [X]           No  [ ]




There are 3,809,982 Common shares outstanding as of May 5, 1997.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index


                                                                                                     PAGE NO.
                                                                                                     --------

PART I.           FINANCIAL INFORMATION:

                  Item 1:

                      Consolidated Condensed Balance Sheets -
                       March 31, 1997 and December 31, 1996                                              3

                      Consolidated Statements of Operations -
                       Three Months Ended March 31, 1997 and 1996                                        4

                      Consolidated Condensed Statements of
                       Cash Flows - Three Months Ended March 31, 1997 and 1996                           5

                      Notes to Consolidated Condensed Financial
                       Statements                                                                        6

                  Item II:

                      Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                             7

PART II.          OTHER INFORMATION                                                                      9

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)

                                     ASSETS
                                     ------

                                                                   March 31,                December 31,
                                                                     1997                       1996
                                                                  ------------               -----------
Current Assets                                                    (Unaudited)

   Cash and cash equivalents                                        $ 3,871                   $ 5,196
   Accounts receivable, net                                           8,404                    10,108
   Refundable income taxes                                              107                       334
   Deferred income tax benefit                                           97                        97
   Inventories:
       Raw materials and sub-assemblies                               6,940                     6,762
       Work-in-process                                                3,022                     2,327
       Finished goods                                                 4,161                     3,891
                                                                    -------                   -------
           Total inventories                                         14,123                    12,980

   Prepaid expenses and other current assets                          2,213                     1,880
                                                                    -------                   -------

       Total current assets                                          28,815                    30,595
                                                                    -------                   -------

Property, plant and equipment, net                                    5,599                     5,701
Other assets                                                          1,242                       930
                                                                    -------                   -------

                                                                    $35,656                   $37,226
                                                                    =======                   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities

   Current installments of long-term debt                           $   133                   $   135
   Accounts payable and accrued expenses                              6,335                     7,014
                                                                    -------                   -------
       Total current liabilities                                      6,468                     7,149
                                                                    -------                   -------

Long-term debt, net of current installments                             344                       401
Other liabilities                                                       425                       425
                                                                    -------                   -------

Shareholders' equity:
   Common stock, $.0625 par, authorized 25,000,000
     shares; shares issued and outstanding,
     1997 - 3,809,982 and 1996 - 3,808,932 net of
     shares held in treasury, 1997 and 1996 - 355,425                   238                       238
   Capital in excess of par                                          20,781                    20,738
   Retained earnings                                                  8,764                     9,092
   Currency translation adjustment                                     (939)                     (392)
   Pension liability adjustment                                        (425)                     (425)
                                                                    -------                   -------
   Total shareholders' equity                                        28,419                    29,251
                                                                    -------                   -------

                                                                    $35,656                   $37,226
                                                                    =======                   =======

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                        ---------
                                                                                1997                  1996
                                                                                ----                  ----

Net sales                                                                     $10,095                $9,707

Operating costs and expenses:
  Cost of sales                                                                 6,382                 5,980
  Selling, general and administrative expenses                                  3,148                 2,934
  Research, development and engineering expenses                                1,001                   763
                                                                              -------                ------

    Total operating costs and expenses                                         10,531                 9,677
                                                                              -------                ------

Income (loss) from operations                                                    (436)                   30

Other income (expense):
  Interest income                                                                  33                    51
  Interest expense                                                                 (8)                  (12)
  Other income (expense), net                                                       1                    (1)
                                                                              -------                ------
                                                                                   26                    38
                                                                              -------                ------

Income (loss) before income taxes                                                (410)                   68
Income taxes (benefit)                                                            (82)                   14
                                                                              -------                ------
Net income (loss)                                                             $  (328)               $   54
                                                                              =======                ======

Earnings (loss) per Common share                                              $  (.09)               $  .01
                                                                              =======                ======


Weighted average number of shares outstanding                                   3,809                 3,775
                                                                              =======                ======






See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                          1997                      1996
                                                                       ----------                ---------
Cash flows from operating activities:
Net income (loss)                                                        $  (328)                 $    54
Adjustments  to reconcile  net income to net cash
 provided  (used) by operating activities:
    Depreciation                                                             201                      162
    Change in related balance sheet accounts:
        Accounts receivable                                                1,348                      925
        Refundable income taxes                                              227                        -
        Inventories                                                       (1,362)                    (690)
        Prepaid expenses and other current assets                           (407)                    (188)
        Accounts payable and accrued expenses                                146                      167
        Advance payments from customers                                     (696)                     (59)
                                                                         -------                  -------
Net cash provided (used) by operating activities                            (871)                     371
                                                                         -------                  -------
Cash flows from investing activities:
    Additions to property, plant and equipment                              (198)                    (648)
    Investment                                                              (250)                       -
    Sale of equipment                                                          -                        1
                                                                         -------                  -------
Net cash used by investing activities                                       (448)                    (647)
                                                                         -------                  -------

Cash flows from financing activities:
    Repayment of long-term debt                                              (25)                     (26)
    Discount from fair market value upon issuance
     of options under stock option plan for
     nonemployee directors                                                    35                        -
    Proceeds from issue of Common stock under
     stock option plan for nonemployee directors                               8                        -
                                                                         -------                  -------
Net cash provided (used) by financing activities                              18                      (26)
                                                                         -------                  -------

Net effect of exchange rate changes on cash                                  (24)                     (53)
                                                                         -------                  -------
Net decrease in cash and cash equivalents                                 (1,325)                    (355)
Cash and cash equivalents at beginning of period                           5,196                    6,382
                                                                         -------                  -------
Cash and cash equivalents at end of period                               $ 3,871                  $ 6,027
                                                                         =======                  =======

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
    Interest                                                             $     8                  $     7
    Income taxes                                                              69                        3



See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim Results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of March 31, 1997 and the results of its of its operations and cash flows for the three months ended March 31, 1997 and 1996. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings per share:

Earnings per Common share are based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per share.


Note 3 - Consolidated Condensed Statements of Shareholders' Equity:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ----------------------
                                                                            1997            1996
                                                                           --------       -------
                                                                               (In thousands)

         Balance at beginning of period                                    $29,251        $28,181
         Net income (loss)                                                    (328)            54
         Currency translation adjustment                                      (547)          (179)
         Discount  from fair market value upon issuance
          of options under stock option plan
          for nonemployee directors                                             35              -
         Issue of shares under stock option plan
          for nonemployee directors                                              8              -
                                                                           -------        -------
         Balance at end of period                                          $28,419        $28,056
                                                                           =======        =======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter ended March 31, 1997.


                              Results of Operations
                              ---------------------

Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996.
--------------------------------------------------------------

For the quarter ended March 31, 1997, net sales were $10,095,000 compared with net sales of $9,707,000 for the quarter ended March 31, 1996. There was a net loss for the 1997 quarter of $328,000 or $.09 per share compared with net income of $54,000 or $.01 per share for the first quarter of 1996. The loss for the 1997 quarter was primarily attributable to research, development and engineering expenses which increased to $1,001,000 in the 1997 quarter from $763,000 in the 1996 quarter to support the operations of DGI BioTechnologies, the Company's drug lead discovery operation and to a decrease in gross margin due to the effects of foreign currency exchange rate fluctuations on the Company's European operations.



                               Financial Condition
                               -------------------

Liquidity and Capital Resources
-------------------------------

During the period ended March 31, 1997, Cash and Cash Equivalents decreased to $3,871,000 from $5,196,000 at December 31, 1996. The decrease in cash resulted primarily from an increase in inventories from $12,980,000 at December 31, 1996 to $14,123,000 at March 31, 1997 of which $695,000 was in work-in-process inventory in preparation for the introduction of new products; the net loss for the quarter of $328,000; an increase in prepaid expenses and other current assets of $333,000 and a reduction in accounts payable and accrued expenses of $679,000 for the quarter, partially offset by a decrease in accounts receivable to $8,404,000 at March 31, 1997 from $10,108,000 at December 31, 1996. The decrease in accounts receivable, resulted from the lower volume of sales during the quarter ended March 31, 1997 as compared with the quarter ended December 31, 1996.

Cash Flows from Operating Activities
------------------------------------

During the period ended March 31, 1997, net cash used by operating activities amounted to $871,000 compared with net cash provided of $371,000 for the quarter ended March 31, 1996. The primary reasons for the $1,242,000 negative change between the two periods were the following: (a) inventories increased $1,362,000 in 1997 vs. a decrease of $690,000 in 1996: (b) prepaid expenses and other current assets increased $407,000 in 1997 vs. an increase of $188,000 in 1996;
c) advance payments from customers decreased $696,000 in 1997 vs. a decrease of $59,000 in 1996 and there was a net loss of $328,000 in 1997 vs. net income of $54,000 in 1996 and were partially offset by a decrease in accounts receivable of $1,348,000 in 1997 vs. a decrease of $925,000 in 1996.

Cash Flows from Investing Activities
------------------------------------

Net cash used by investing activities amounted to $448,000 in 1997 vs. $647,000 in 1996, as a result of additions to property, plant and equipment and from an investment in another entity in

1997. A significant portion of the 1996 capital additions were attributable to building laboratories and purchasing equipment for DGI BioTechnologies.

Cash Flows from Financing Activities
------------------------------------

Net cash provided by financing activities amounted to $18,000 in 1997 vs. $26,000 of net cash used in 1996. The 1997 amount includes $35,000 related to the discount from fair market value upon issuance of options under the Company's stock option plan for nonemployee directors.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including funding commitments for DGI BioTechnologies, and its strong unleveraged balance sheet and debt-free real estate provide the basis for any long-term financing if the need should arise.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

 (a)      Exhibits

              (10-18) Distribution Agreement with Fisher Scientific Company dated January 1, 1997.

              (10-19) Amendment dated March 13, 1997, to Loan and Security Agreement with Summit Bank, the successor to United Jersey Bank/Central NA dated February 17, 1993.

 (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

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

                                              NEW BRUNSWICK SCIENTIFIC CO., INC.
                                              ----------------------------------
                                                        (Registrant)




Date:    May 5, 1997                          /s/ Ezra Weisman
                                              ----------------------------------
                                              Ezra Weisman
                                              President
                                              (Chief Executive Officer)




                                              /s/ Samuel Eichenbaum
                                              ----------------------------------
                                              Samuel Eichenbaum
                                              Vice President - Finance
                                              (Principal Accounting Officer)