Form 10-Q
period 1997-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1997-08-06
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended June 30, 1997                 Commission File No. 0-6994
                                                                        ------




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




Yes X           No
   --             --










There are 4,197,743 Common shares outstanding as of August 4, 1997.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index



                                                                      PAGE NO.

PART I.   FINANCIAL INFORMATION:

          Item 1:

              Consolidated Condensed Balance Sheets -
               June 30, 1997 and December 31, 1996                        3

              Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 1997 and 1996          4

              Consolidated Condensed Statements of
               Cash Flows - Six Months Ended June 30, 1997 and 1996       5

              Notes to Consolidated Condensed Financial
               Statements                                                 6

          Item II:

              Management's Discussion and Analysis of Results
               of Operations and Financial Condition                      7

PART II.  OTHER INFORMATION                                               9

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)

                                     ASSETS

                                                                  June 30,                  December 31,
                                                                    1997                       1996
                                                                  --------                  ------------
Current Assets                                                  (Unaudited)
   Cash and cash equivalents                                       $  3,221                   $ 5,196
   Accounts receivable, net                                           7,816                    10,108
   Refundable income taxes                                              235                       334
   Deferred income tax benefit                                           97                        97
   Inventories:
       Raw materials and sub-assemblies                               7,004                     6,762
       Work-in-process                                                3,147                     2,327
       Finished goods                                                 4,781                     3,891
                                                                    -------                   -------
           Total inventories                                         14,932                    12,980
   Prepaid expenses and other current assets                          1,647                     1,880
                                                                    -------                   -------
       Total current assets                                          27,948                    30,595
                                                                    -------                   -------
Property, plant and equipment, net                                    5,593                     5,701
Other assets                                                          1,241                       930
                                                                    -------                   -------
                                                                    $34,782                   $37,226
                                                                    =======                   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Current installments of long-term debt                         $     131                 $     135
   Accounts payable and accrued expenses                              5,628                     7,014
                                                                  ---------                 ---------
       Total current liabilities                                      5,759                     7,149
                                                                  ---------                 ---------

Long-term debt, net of current installments                             299                       401
Other liabilities                                                       425                       425
                                                                  ---------                 ---------
Shareholders' equity:
   Common stock, $.0625 par, authorized
    25,000,000 shares; shares issued and
    outstanding, 1997 - 4,197,743
    and 1996 - 3,808,932 net of shares held
    in treasury, 1997 - 390,967 and 1996 - 355,425                      262                       238
   Capital in excess of par                                          23,814                    20,738
   Retained earnings                                                  5,771                     9,092
   Currency translation adjustment                                   (1,123)                     (392)
   Pension liability adjustment                                        (425)                     (425)
                                                                  ---------                 ---------
   Total shareholders' equity                                        28,299                    29,251
                                                                  ---------                 ---------

                                                                    $34,782                   $37,226
                                                                  =========                 =========

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                                  --------                        --------
                                                            1997            1996            1997            1996
                                                            ----            ----            ----            ----

Net sales                                                  $11,517           $9,709        $21,612        $19,416

Operating costs and expenses:
  Cost of sales                                              7,098            5,848         13,480         11,828
  Selling, general and administrative expenses               3,315            2,839          6,463          5,731
  Research, development and engineering expenses             1,088              976          2,089          1,781
                                                           -------          -------        -------        -------


    Total operating costs and expenses                      11,501            9,663         22,032         19,340
                                                           -------          -------        -------        -------

Income (loss) from operations                                   16               46           (420)            76

Other income (expense):
  Interest income                                               40               58             73            109
  Interest expense                                             (19)             (12)           (27)           (24)
  Other income (expense), net                                   (5)               -             (4)            (1)
                                                           -------          -------        -------        -------
                                                                16               46             42             84
                                                           -------          -------        -------        -------

Income (loss) before income taxes                               32              92            (378)           160
Income taxes (benefit)                                           6              18             (76)            32
                                                           -------          -------        -------        -------
Net income (loss)                                           $   26         $    74         $  (302)       $   128
                                                           =======         =======         =======        =======

Earnings (loss) per Common share                            $  .01         $   .02         $  (.07)       $   .03
                                                           =======         =======         =======        =======

Weighted average number of shares                            4,193           4,159           4,191          4,157
 outstanding                                               =======         =======         =======        =======

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                   June 30,
                                                                       ---------------------------------
                                                                          1997                      1996
                                                                       ----------                -------
Cash flows from operating activities:
Net income (loss)                                                     $     (302)                $    128
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
    Depreciation                                                             429                      357
    Change in related balance sheet accounts:
        Accounts receivable                                                1,816                      615
        Refundable income taxes                                               99                        -
        Inventories                                                       (2,244)                  (1,514)
        Prepaid expenses and other current assets                            134                     (139)
        Accounts payable and accrued expenses                               (733)                    (439)
        Advance payments from customers                                     (334)                     353
                                                                         --------                --------
Net cash used by operating activities                                     (1,135)                    (639)
                                                                         --------                --------
Cash flows from investing activities:
    Additions to property, plant and equipment                              (470)                    (926)
    Investment                                                              (250)                       -
    Sale of equipment                                                         17                       22
                                                                         --------                --------
Net cash used by investing activities                                       (703)                    (904)
                                                                         --------                --------
Cash flows from financing activities:
    Repayment of long-term debt                                              (60)                     (78)
    Discount from fair market value upon issue
     of options under stock option plan for
     nonemployee directors                                                    35                        -
    Proceeds from issue of shares under Employee
     Stock Purchase Plan                                                      38                       36
    Proceeds from issue of Common stock under
     stock option plan for nonemployee directors                               8                        -
                                                                         --------                --------
Net cash provided (used) by financing activities                              21                      (42)
                                                                         --------                --------
Net effect of exchange rate changes on cash                                 (158)                     (76)
                                                                         --------                --------
Net decrease in cash and cash equivalents                                 (1,975)                  (1,661)
Cash and cash equivalents at beginning of period                           5,196                    6,382
                                                                         --------                --------
Cash and cash equivalents at end of period                               $ 3,221                  $ 4,721
                                                                         ========                ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                                             $    26                  $    18
    Income taxes                                                             213                        5

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of June 30, 1997 and the results of its operations and cash flows for the six months ended June 30, 1997 and 1996. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings per Common share:

Earnings per Common share is based on the weighted average number of shares outstanding. Stock options are not included in the calculation as they had no significant dilutive effect on earnings per Common share. A 10% stock dividend was declared on February 26, 1997 and distributed on May 15, 1997. The weighted average number of shares outstanding for prior periods have been restated to reflect this dividend.


Note 3 - Consolidated condensed statements of shareholders' equity:

                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                       1997             1996
                                                       ----             ----
                                                          (In thousands)


Balance at beginning of period                       $29,251        $28,181
Net income (loss)                                       (302)           128
Currency translation adjustment                         (731)          (187)
Issue of shares under Employee Stock
 Purchase Plan                                            38             36
Discount from fair market value upon issue
 of options under stock option plan
 for nonemployee directors                                35              -
Issue of shares under stock option plan
 for nonemployee directors                                 8              -
                                                    --------       --------

Balance at end of period                             $28,299        $28,158
                                                    ========       ========

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements.

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and six months ended June 30, 1997.


                              Results of Operations

Quarter Ended June 30, 1997 vs. Quarter Ended June 30, 1996.

For the quarter ended June 30, 1997, net sales were $11,517,000 compared with net sales of $9,709,000 for the quarter ended June 30, 1996, an increase of 18.6%. Net income for the 1997 quarter of $26,000 or $.01 per share compared with net income of $74,000 or $.02 per share for the second quarter of 1996. The increase in net sales in the 1997 quarter was primarily attributable to the delivery to a customer of a large Custom BioProcess System and from increased sales in the United States. Cost of sales as a percentage of net sales increased to 61.6% in the 1997 quarter from 60.2% in the 1996 quarter due primarily to a less profitable product mix and to the continuing effects of foreign currency exchange rate fluctuations on the Company's European operations as a result of the strong dollar.

Selling, general and administrative expenses increased to $3,315,000 in the 1997 quarter from $2,839,000 in 1996 due primarily to increases to support the growth in operations and to the effect of a decrease in 1996 expenses as a result of the recovery of certain legal expenses. Research, development and engineering expenses increased to $1,088,000 in the 1997 quarter from $976,000 in 1996 due primarily to support the operations of DGI BioTechnologies, the Company's drug-lead discovery operation.

Interest income declined during the 1997 quarter due to the lower amount of cash and cash equivalent available for investment. Interest expense increased during the 1997 quarter due to interest incurred as a result of a tax audit.

Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

For the six months ended June 30, 1997, net sales were $21,612,000 compared with net sales of $19,416,000 for the six months ended June 30, 1996, an increase of 11.3%. There was a net loss for the 1997 period of $302,000 or $.07 per share compared with net income of $128,000 or $.03 per share for the first half of 1996.

The increase in net sales in the 1997 period was primarily attributable to the delivery to a customer of a large Custom BioProcess System and from increased sales in the United States. Cost of sales as a percentage of net sales increased to 62.4% in the 1997 period from 60.9% in the 1996 period due primarily to a less profitable product mix and to the continuing effects of foreign currency exchange rate fluctuations on the Company's European operations as a result of the strong dollar.

Selling, general and administrative expenses increased to $6,463,000 in the 1997 period from $5,731,000 in 1996 due primarily to increases to support the growth in operations and to the effect of a decrease in 1996 expenses as a result of the recovery of certain legal expenses. Research, development and engineering expenses increased to $2,089,000 in the 1997 period from $1,781,000 in 1996 due primarily to support the operations of DGI BioTechnologies, the Company's drug lead discovery operation.

Interest income declined during the 1997 period due to the lower amount of cash and cash equivalents available for investment.


                               Financial Condition

Liquidity and Capital Resources

During the period ended June 30, 1997, Cash and Cash Equivalents decreased to $3,221,000 from $5,196,000 at December 31, 1996. The decrease in cash resulted primarily from an increase in inventories from $12,980,000 at December 31, 1996 to $14,932,000 at June 30, 1997. The increase in inventories consisted of $820,000 of work-in-process inventory and $890,000 of finished good inventory in preparation for the introduction of new products and in anticipation of the Company's two week summer plant shutdown; the net loss for the period of $302,000; and a reduction in accounts payable and accrued expenses of $1,386,000 for the period, partially offset by a decrease in accounts receivable to $7,816,000 at June 30, 1997 from $10,108,000 at December 31, 1996. The decrease in accounts receivable, resulted from the lower volume of sales during the quarter ended June 30, 1997 as compared with the quarter ended December 31, 1996.

Cash Flows from Operating Activities

During the period ended June 30, 1997, net cash used by operating activities amounted to $1,135,000 compared with net cash used of $639,000 for the period ended June 30, 1996. The primary reasons for the $496,000 negative change between the two periods were the following: (a) inventories increased $2,244,000 in 1997 vs. an increase of $1,514,000 in 1996: (b) a decrease in accounts payable and accrual expenses of $733,000 in 1997 vs. a decrease of $439,000 in 1996; (c) advance payments from customers decreased $334,000 in 1997 vs. an increase of $353,000 in 1996 and there was a net loss of $302,000 in 1997 vs. net income of $128,000 in 1996 and were partially offset by a decrease in accounts receivable of $1,816,000 in 1997 vs. a decrease of $615,000 in 1996.

Cash Flows from Investing Activities

Net cash used by investing activities amounted to $703,000 in 1997 vs. $904,000 in 1996, primarily as a result of additions to property, plant and equipment and from an investment in another entity in 1997. A significant portion of the 1996 capital additions were attributable to building laboratories and purchasing equipment for DGI BioTechnologies and the installation by the Company of a state-of-the-art powder coat paint facility.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $21,000 in 1997 vs. $42,000 of net cash used in 1996. The 1997 amount includes $35,000 related to the discount from fair market value upon issuance of options under the Company's stock option plan for nonemployee directors.

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

No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           NEW BRUNSWICK SCIENTIFIC CO., INC.
                                                      (Registrant)







Date: August 5, 1997                       /s/ Ezra Weisman
                                          -------------------------------
                                           Ezra Weisman
                                           President
                                           (Chief Executive Officer)




                                           /s/ Samuel Eichenbaum
                                           ------------------------------
                                           Samuel Eichenbaum
                                           Vice President - Finance
                                           (Principal Accounting Officer)