Form 10-Q
period 1997-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1997-11-12
CIK 71241

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended September 30, 1997            Commission File No. 0-6994
                                                                        ------




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




Yes  X           No
    ---             ---






There are 4,197,743 Common shares outstanding as of November 4, 1997.

                      NEW BRUNSWICK SCIENTIFIC CO., INC.


                                     Index



                                                                                                 PAGE NO.
                                                                                                 --------

PART I.           FINANCIAL INFORMATION:

                  Item 1:

                      Consolidated Condensed Balance Sheets -
                       September 30, 1997 and December 31, 1996                                         3

                      Consolidated Statements of Operations -
                       Three and Nine Months Ended September 30, 1997 and 1996                          4

                      Consolidated Condensed Statements of
                       Cash Flows - Nine Months Ended September 30, 1997 and 1996                       5

                      Notes to Consolidated Condensed Financial
                       Statements                                                                       6

                  Item II:

                      Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                            7

PART II.          OTHER INFORMATION                                                                     9

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands, except for share data)


                                    ASSETS

                                                    September 30,   December 31,
                                                        1997           1996
                                                      -------        -------
Current Assets                                       (Unaudited)

   Cash and cash equivalents                           $ 3,835         $ 5,196
   Accounts receivable, net                              7,475          10,108
   Refundable income taxes                                 234             334
   Deferred income tax benefit                              97              97
   Inventories:
       Raw materials and sub-assemblies                  6,789           6,762
       Work-in-process                                   3,315           2,327
       Finished goods                                    5,418           3,891
                                                       -------         -------
           Total inventories                            15,522          12,980

   Prepaid expenses and other current assets             1,804           1,880
                                                       -------         -------

       Total current assets                             28,967          30,595
                                                       -------         -------

Property, plant and equipment, net                       5,431           5,701
Other assets                                             1,241             930
                                                       -------         -------

                                                       $35,639         $37,226
                                                       =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Current installments of long-term debt            $    131        $    135
   Accounts payable and accrued expenses                6,622           7,014
                                                     --------        --------
       Total current liabilities                        6,753           7,149
                                                     --------        --------

Long-term debt, net of current installments               258             401
Other liabilities                                         425             425
                                                     --------        --------

Shareholders' equity:
   Common stock, $.0625 par, authorized 25,000,000
    shares; shares issued and outstanding,
    1997 - 4,197,743 and 1996 - 3,808,932 net of
    shares held in treasury, 1997 - 390,967 and
    1996 - 355,425                                        262             238
   Capital in excess of par                            23,814          20,738
   Retained earnings                                    5,813           9,092
   Currency translation adjustment                     (1,261)           (392)
   Pension liability adjustment                          (425)           (425)
                                                     --------        --------
   Total shareholders' equity                          28,203          29,251
                                                     --------        --------

                                                     $ 35,639        $ 37,226
                                                     ========        ========

See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                  1997        1996        1997        1996
                                                --------    --------    --------    --------

Net sales                                       $  9,856    $  9,658    $ 31,468    $ 29,074

Operating costs and expenses:
  Cost of sales                                    5,723       5,783      19,203      17,611
  Selling, general and administrative
   expenses                                        3,062       2,962       9,525       8,752
  Research, development and engineering
   expenses                                        1,024         894       3,113       2,616
                                                --------    --------    --------    --------

    Total operating costs and expenses             9,809       9,639      31,841      28,979
                                                --------    --------    --------    --------

Income (loss) from operations                         47          19        (373)         95

Other income (expense):
  Interest income                                     35          40         108         149
  Interest expense                                   (26)        (12)        (53)        (36)
  Other income (expense), net                         (3)          3          (7)          2
                                                --------    --------    --------    --------
                                                       6          31          48         115
                                                --------    --------    --------    --------

Income (loss) before income taxes                     53          50        (325)        210
Income taxes (benefit)                                11          10         (65)         42
                                                --------    --------    --------    --------
Net income (loss)                               $     42    $     40    $   (260)   $    168
                                                ========    ========    ========    ========

Earnings (loss) per Common share                $    .01    $    .01    $   (.06)   $    .04
                                                ========    ========    ========    ========

Weighted average number of shares outstanding      4,198       4,163       4,193       4,159
                                                ========    ========    ========    ========










See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            1997        1996
                                                          -------     -------

Cash flows from operating activities:
Net income (loss)                                         $  (260)    $   168
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
    Depreciation                                              712         528
    Change in related balance sheet accounts:
        Accounts receivable                                 2,067       1,001
        Refundable income taxes                               100        --
        Inventories                                        (2,889)     (1,692)
        Prepaid expenses and other current assets             (41)       (272)
        Accounts payable and accrued expenses                (620)     (1,041)
        Advance payments from customers                       610         588
                                                          -------     -------
Net cash used by operating activities                        (321)       (720)
                                                          -------     -------

Cash flows from investing activities:
    Additions to property, plant and equipment               (616)     (1,145)
    Investment                                               (250)       --
    Sale of equipment                                          17          22
                                                          -------     -------
Net cash used by investing activities                        (849)     (1,123)
                                                          -------     -------

Cash flows from financing activities:
    Repayment of long-term debt                               (93)        (98)
    Discount from fair market value upon issue
     of options under stock option plan for
     nonemployee directors                                     35        --
    Proceeds from issue of shares under Employee
     Stock Purchase Plan                                       38          36
    Proceeds from issue of Common stock under
     stock option plan for nonemployee directors                8           3
                                                          -------     -------
Net cash used by financing activities                         (12)        (59)
                                                          -------     -------

Net effect of exchange rate changes on cash                  (179)        (65)
                                                          -------     -------
Net decrease in cash and cash equivalents                  (1,361)     (1,967)
Cash and cash equivalents at beginning of period            5,196       6,382
                                                          -------     -------
Cash and cash equivalents at end of period                $ 3,835     $ 4,415
                                                          =======     =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                              $    54     $    31
    Income taxes                                              363         195






See notes to consolidated condensed financial statements.

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - Interim results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of September 30, 1997 and the results of its operations and cash flows for the nine months ended September 30, 1997 and 1996. Interim results may not be indicative of the results that may be expected for the year.


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


Note 3 - Consolidated condensed statements of shareholders' equity:

                                                          Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
                                                           (In thousands)


        Balance at beginning of period                 $ 29,251      $ 28,181
        Net income (loss)                                  (260)          168
        Currency translation adjustment                    (869)         (324)
        Issue of shares under Employee Stock
         Purchase Plan                                       38            36
        Discount from fair market value upon issue
         of options under stock option plan
         for nonemployee directors                           35          --
        Issue of shares under stock option plan
         for nonemployee directors                            8             3
                                                       --------      --------

        Balance at end of period                       $ 28,203      $ 28,064
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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and nine months ended September 30, 1997.


                             Results of Operations

Quarter Ended September 30, 1997 vs. Quarter Ended September 30, 1996.

For the quarter ended September 30, 1997, net sales were $9,856,000 compared with net sales of $9,658,000 for the quarter ended September 30, 1996, an increase of 2.1%. Net income for the 1997 quarter of $42,000 or $.01 per share compared with net income of $40,000 or $.01 per share for the third quarter of 1996.

Research, development and engineering expenses increased to $1,024,000 in the 1997 quarter from $894,000 in 1996 due primarily to support the operations of DGI BioTechnologies, the Company's drug-lead discovery operation.

Interest income declined during the 1997 quarter due to the lower amount of cash and cash equivalents available for investment. Interest expense increased during the 1997 quarter due to interest incurred as a result of a tax audit.

Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

For the nine months ended September 30, 1997, net sales were $31,468,000 compared with net sales of $29,074,000 for the nine months ended September 30, 1996, an increase of 8.2%. There was a net loss for the 1997 period of $260,000 or $.06 per share compared with net income of $168,000 or $.04 per share for the first nine months of 1996.

The increase in net sales in the 1997 period was primarily attributable to increased sales in the United States.

Selling, general and administrative expenses increased to $9,525,000 in the 1997 period from $8,752,000 in 1996 due primarily to normal year to year increases and to the effect of a decrease in 1996 expenses as a result of the recovery of certain legal expenses. Research, development and engineering expenses increased to $3,113,000 in the 1997 period from $2,616,000 in 1996 due primarily to support the operations of DGI BioTechnologies, the Company's drug lead discovery operation.

Interest income declined during the 1997 period due to the lower amount of cash and cash equivalents available for investment. Interest expense increased during the 1997 period due to interest incurred as a result of tax audits.

                              Financial Condition

Liquidity and Capital Resources

During the period ended September 30, 1997, Cash and Cash Equivalents decreased to $3,835,000 from $5,196,000 at December 31, 1996. The decrease in cash resulted primarily from an increase in inventories from $12,980,000 at December 31, 1996 to $15,522,000 at September 30, 1997 and the net loss for the period of $260,000, partially offset by a decrease in accounts receivable to $7,475,000 at September 30, 1997 from $10,108,000 at December 31, 1996. The increase in inventories consisted primarily of $988,000 of work-in-process inventory, largely due to a significant increase in orders for custom bioprocess equipment and $1,527,000 of finished goods inventory as a result of the need to build stocks to compensate for the Company's annual two week summer plant shutdown of its manufacturing facility and to prepare for anticipated higher demand during the fourth quarter. The decrease in accounts receivable, resulted from the lower volume of sales during the quarter ended September 30, 1997 as compared with the quarter ended December 31, 1996.

Cash Flows from Operating Activities

During the period ended September 30, 1997, net cash used by operating activities amounted to $321,000 compared with net cash used of $720,000 for the period ended September 30, 1996. The primary reasons for the $399,000 positive change between the two periods were a decrease in accounts receivable of $2,067,000 in 1997 vs. a decrease of $1,001,000 in 1996 and a decrease in accounts payable and accrued expenses of $620,000 in 1997 vs. a decrease of $1,041,000 in 1996 and were partially offset by an increase in inventories of $2,889,000 in 1997 vs. an increase of $1,692,000 in 1996 and a net loss of $260,000 in 1997 vs. net income of $168,000, in 1996.

Cash Flows from Investing Activities

Net cash used by investing activities amounted to $849,000 in 1997 vs. $1,123,000 in 1996, primarily as a result of additions to property, plant and equipment and from an investment in another entity in 1997. A significant portion of the 1996 capital additions were attributable to building laboratories and purchasing equipment for DGI BioTechnologies and the installation by the Company of a state-of-the-art powder coat paint facility.

Cash Flows from Financing Activities

Net cash used by financing activities amounted to $12,000 in 1997 vs. $59,000 used in 1996. The 1997 amount includes $35,000 related to the discount from fair market value upon issuance of options under the Company's stock option plan for nonemployee directors.

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

No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

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

                                            NEW BRUNSWICK SCIENTIFIC CO., INC.
                                            ----------------------------------
                                                      (Registrant)




Date:    November 12, 1997                  /s/ Ezra Weisman
                                            ----------------------------------
                                            Ezra Weisman
                                            President
                                            (Chief Executive Officer)




                                            /s/ Samuel Eichenbaum
                                            ----------------------------------
                                            Samuel Eichenbaum
                                            Vice President, Finance
                                            (Principal Accounting Officer)