Form 10-K
period 1997-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1998-03-20
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                          Commission File Number 0-6994

                       NEW BRUNSWICK SCIENTIFIC CO., INC.
             ------------------------------------------------------
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

                  Registrant's telephone number: (732) 287-1200
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
    Title of each class                                 on which registered
    -------------------                                ----------------------
          None                                                  N/A

Securities registered pursuant to Section 12(g) of the Act:
      Title of class

Common stock - par value $0.0625
Common stock Purchase Rights

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $26,134,080 as of February 10, 1998. This figure was calculated by reference to the high and low prices of such stock on February 10, 1998.

The number of shares outstanding of the Registrant's Common stock as of February 10, 1998: 4,204,845

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 1997, are incorporated in Part III herein.

The EXHIBITS INDEX is on Page 36.

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

                  The founders of DGI hold options which can be exercised under certain conditions and the employees, certain consultants and the Board of Managers have been issued options, which if exercised, in the aggregate represent approximately 12.9% of DGI.

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

                  NBS has supplied fermentors and bioreactors to universities and pharmaceutical company laboratories since the 1950's. NBS' fermentors and bioreactors are being used for applications which have received increased attention in the scientific and commercial community; namely, applications using microorganisms engineered by recombinant DNA techniques; immunology; and the production of monoclonal antibodies. Animal and plant cells as well as bacteria and viruses are usually grown on a small scale for research purposes. As the process is scaled up (i.e., replicated, using larger volumes), physical and chemical parameters, such as pH, vessel pressure and chemical composition may change, and the equipment used may require increasingly sophisticated control systems. Scale-up, which is one of the important uses of the Company's pilot scale systems is a complex technical procedure critical to successful commercialization of biological processes. Pilot scale systems may be used to set parameters or to determine the feasibility of production at greater volumes, depending upon the goal of the customer. Particularly in the area of bioreactors, the Company has developed unique designs and has applied for patents to protect its technology. The Company's fermentors and bioreactors incorporate sophisticated instrumentation systems to measure, record and control a multiplicity of process variables.

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

                  The Company currently manufactures three distinct lines of shakers. Its INNOVA(R) line, which is its most sophisticated shaker, its original Gyrotory(R) shaker line, and, its new "Classic" Line, which was introduced in early 1997. The Classic line is intended primarily for sale to distributors and is expected to supercede the original Gyrotory(R) line in the foreseeable future.

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

                  NBS also sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions, and governments. The major portion of its foreign sales are made in Canada, Western Europe, Israel, China, Japan and Australia. NBS also sells its products in the former Soviet Union, Eastern Europe and Latin America. These sales may be substantially affected by changes in the capital investment policies of foreign governments, or by the availability of hard currency.

                  Fisher Scientific is the exclusive U.S. distributor of the Company's Gyrotory(R) line of biological shakers, its Classic line of biological shakers and its automated equipment for the preparation of diagnostic agar plates. While Fisher is the exclusive U.S. distributor for these

NBS Shakers and media preparation equipment, NBS markets and sells its shakers and other products on a direct basis as well. Fisher also distributes a few selected INNOVA models.

                  For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 1997, see Note 9 of Notes to Consolidated Financial Statements under the heading "Operations by Geographic Areas." Export sales consist of all sales by the Company's Domestic Operations to customers located outside the United States. Hence, foreign sales include export sales.

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

                  At December 31, 1997, NBS had a backlog of unfilled orders of approximately $7,858,000, compared with $7,353,000 at the end of 1996. The December 31, 1997 backlog was comprised of orders for standard equipment as well as orders for larger systems. NBS expects to fill all of its existing backlog during the coming year.

                  One customer based in the United States accounted for approximately 12.0%, 10.0% and 12.1%, respectively, of consolidated net sales during the years ended December 31, 1997, 1996 and 1995.

                  Research and Development

                  Research and development expenditures, all of which are sponsored by the Company, amounted to $2,637,000, in 1997, $2,141,000 in 1996 and $826,000 in 1995.

                  Twenty-nine (29) of the Company's professional employees were engaged full time in research and development activities.

                  Investment in Organica, Inc.

                  Since November 1994, the Company has invested $950,000 (less than a twenty percent interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. Organica isolates and cultures naturally occurring microorganisms and fungi and blends them with various nutrient sources and carriers to create its products, which are offered as alternatives to various hazardous products. Organica has focused primarily on natural turf products, compost accelerators, hydrocarbon remediation products and non-caustic drain openers. In 1997, Organica completed a $2.3 million private placement; none of the securities were purchased by the Company.

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

                  NBS encounters substantial competition in the sale of most of its other equipment where its sales do not represent major market shares. Although the Company does not encounter substantial competition in the sale of its nutrient sterilizing and dispensing equipment in the U.S. market, substantial competition exists in foreign markets.

                  Employees

                  NBS employs approximately 412 people, including 212 people engaged in manufacturing and supervision, 54 in research, development and engineering (including 19 employed by DGI), 102 in sales and marketing, and 44 in administrative and clerical duties. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by

District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 1999. The Company considers its labor relations to be good.

                  Working Capital

                  NBS maintains a substantial inventory of parts, components and subassemblies to fill orders for its products. Management believes it has adequate working capital for its present level of operations.

                  The Company has a $5 million secured line of credit with Summit Bank, primarily for working capital and letters of credit, and a $1 million revolving credit line for equipment acquisition purposes, effective through May 31, 1999.

                  Patents and Trademarks

                  NBS holds and has filed applications for United States and foreign patents relating to many of its products, their integral components and significant accessories. NBS also has certain registered trademarks. However, NBS believes that its business is not dependent upon patent, trademark, or other proprietary protection in any material respect. DGI has filed patent applications covering its platform technology and certain assays. DGI has also applied for a number of trademarks.

                  Cautionary Statement

                  Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, consistency in the level of orders for custom bioprocess systems, the ability of DGI to achieve its scientific objectives and enter into corporate partnering and/or licensing agreements, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

Item 2. PROPERTY

                  The Company's executive, administrative, engineering and domestic sales offices and its manufacturing operations, warehouse and other facilities are located in a Company owned 243,000 square foot one-story steel and concrete block building situated on a 17-acre site in Edison, New Jersey. Approximately 50,000 square feet is office space, approximately 14,000 square feet is laboratory space (including 7,500 square feet occupied by DGI), and the balance is devoted to manufacturing and warehouse facilities. The Company's NBS Benelux B.V. subsidiary owns its 13,000 square foot building in Nijmegen, The Netherlands.

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

                                                     HIGH            LOW

       1996
            First Quarter                        $ 7-3/4             $ 5-1/4
            Second Quarter                         8-3/4               6-1/8
            Third Quarter                          7-3/4               6
            Fourth Quarter                         7-3/4               6-1/4

       1997
            First Quarter                        $ 8-1/4             $ 6-1/2
            Second Quarter                         8                   6-1/4
            Third Quarter                          7-1/4               6
            Fourth Quarter                         9-1/2               6-7/8

       1998
            First Quarter
             (through February 10, 1998)         $10-11/32           $ 8-3/8

                  (B) The number of holders, including beneficial owners, of NBS' Common stock as of February 10, 1998, is 1,437.

                  (C) NBS paid a 10% common stock dividend on May 15, 1997 and a 5% common stock dividend on May 15, 1996.

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

                                                  Year Ended December 31,
                                -----------------------------------------------------------------
                              1997           1996            1995           1994            1993
                              ----           ----            ----           ----            ----
                                            (In thousands, except per share amounts)

Net sales                       $45,596       $42,927       $39,085       $38,789       $35,950

Net income                        1,012           882         1,172         1,068           392

Basic earnings per
 share (a)                      $   .24       $   .21       $   .28       $   .26       $   .10

Diluted earnings per
 share (a)                      $   .24       $   .21       $   .28       $   .26       $   .10

Total assets (b)                 38,153        37,226        35,685        34,504        32,628

Long-term debt, net of
 current installments (b)           247           401           564           665           792

Dividends per share             $  --            --         $   .05          --            --


(a) Adjusted to reflect 10% and 5% stock dividends distributed on May 15, 1997 and May 15, 1996, respectively.

(b)  At year-end

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, consistency in the level of orders for custom bioprocess systems, the ability of DGI to achieve its scientific objectives and enter into corporate partnering and/or licensing agreements, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

                              Results of Operations

                  1997 vs. 1996

                  For the year ended December 31, 1997, the Company had net income of $1,012,000 or $.24 per diluted share on net sales of $45,596,000 compared with net income of $882,000 or $.21 per diluted share on net sales of $42,927,000 for the year ended December 31, 1996.

                  In 1997, net sales increased 6.2% due to a 19% increase in U.S. domestic sales and higher sales in the United Kingdom which benefited from the delivery of a large custom bioprocess system. Gross margins improved to 40.1% in 1997 from 38.8% in 1996 due to continuing improvements in productivity in the Company's manufacturing operations and from the higher component of domestic sales which tends to carry a somewhat higher margin than export sales, a large portion of which go through dealers and distributors. Research, development and engineering expenses increased 13.9% in 1997 primarily to support the operations of DGI BioTechnologies, L.L.C. (DGI), the Company's majority-owned drug lead discovery operation. Interest income decreased to $149,000 in 1997 from $244,000 in 1996 primarily as a result of lower average cash available for investment.

                  During 1997, the U.S. dollar strengthened against the currencies of the European countries where the Company has subsidiary operations. The effect of these currency movements decreased income from foreign operations by approximately $102,000 to $1,542,000. The effects of balance sheet translation resulted in a currency translation adjustment of $723,000 which is reflected in the equity section of the Consolidated Balance Sheet.

                  1996 vs. 1995

                  For the year ended December 31, 1996, the Company had net income of $882,000 or $.21 per diluted share on net sales of $42,927,000 compared with net income of $1,172,000 or $.28 per diluted share on net sales of $39,085,000 for the year ended December 31, 1995.

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

                               Financial Condition

                  Liquidity and Capital Resources

                  During the year ended December 31, 1997, cash and cash equivalents decreased to $3,968,000 from $5,196,000 at December 31, 1996. The decrease in cash resulted primarily from an increase in inventories to $14,862,000 at December 31, 1997 from $12,980,000 at December 31, 1996, partially offset by an increase in accounts payable and accrued expenses to $7,709,000 at December 31, 1997 from $7,014,000 at December 31, 1996.

                  Finished goods inventory increased to $4,701,000 at the end of 1997 from $3,891,000 at December 31, 1996, raw materials and sub-assemblies increased to $7,493,000 at December 31, 1997 from $6,762,000 at December 31, 1996 and work-in-process increased to $2,668,000 at December 31, 1997 from $2,327,000 at December 31, 1996. These increases are primarily attributable to an overlap of shaker lines due to the addition of the Company's Classic line of shakers which is intended to eventually supercede its Gyrotory(R) line of shakers and to orders for custom bioprocess systems which were in process at December 31, 1997 and which are expected to be delivered in 1998.

                  Accounts payable and accrued expenses increased as a result of higher advance payments from customers which amounted to $1,476,000 at December 31, 1997 vs. $846,000 at December 31, 1996.

                  Other liabilities of $425,000 at December 31, 1996, consisted of a pension liability which was a non-cash item which was offset by a direct reduction in shareholders' equity of a like amount. This pension liability was reduced to zero at December 31, 1997 due to the positive investment performance of the Company's defined benefit pension plan.

                  Drug Lead Discovery Business

                  In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, L.L.C. (DGI), is majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 1997 and 1996 earnings and will continue to do so during the balance of its development phase, which is expected to last through 1998. During 1997 and 1996, $1,923,000 and $1,535,000, respectively, was charged to operations. It is currently anticipated that expenditures for 1998 will exceed $2,000,000. This amount could be affected by revenues from licensing agreements and other corporate collaborations which are currently being pursued.


                  Recently Issued Accounting Standards

                  In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of earnings per share (EPS) information in the form of Basic Earnings per share and as Diluted Earnings per Share on the face of the income statements. Basic EPS excludes dilution and Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As required, the Company has reflected SFAS No. 128 in its 1997 financial statements and all prior periods have been restated accordingly.

                  Year 2000 Issues

                  Based upon a review of its computer operations, the Company has determined that its costs related to the Year 2000 problem will be insignificant. The Company has no internally developed software that it utilizes for its operations, but uses Computer Associates ManMan Classic software, Version 11 of which, is compatible with the Year 2000. The Company expects to upgrade its system to Version 11 in late 1998 or early 1999 and will receive that upgrade in the normal course of business as a consequence of its maintenance contract with Computer Associates.

                  Cash Flows from Operating Activities

                  During the year ended December 31, 1997, net cash used by operating activities amounted to $45,000 vs. net cash provided by operating activities of $551,000 for the year ended December 31, 1996. The primary reasons for the $596,000 net decrease from 1996 to 1997 were: an increase in inventories of $2,171,000 in 1997 vs. an increase of $310,000 in 1996, offset by an increase in accounts payable and accrued expenses of $536,000 in 1997 vs. an increase of $92,000 in 1996, and a decrease in prepaid expenses and other current assets of $37,000 in 1997 vs. a decrease of $520,000 in 1996.

                  Cash Flows from Investing Activities

                  Net cash used by investing activities which amounted to $965,000 in 1997 resulted primarily from $733,000 of additions to property plant and equipment and $250,000 from an investment made in another entity. In 1996, net cash used was primarily from additions to property, plant and equipment of $1,355,000 and from an investment made in another entity of $400,000.

                  Cash Flows from Financing Activities

                  During 1997, repayments of $134,000 of long-term debt were partially offset with the proceeds of $87,000 from stock purchase and option plans and in 1996, repayments of long-term debt of $154,000 were partially offset with proceeds from stock purchase and option plans of $128,000.

                  Management believes that the resources available to the Company, including its line of credit which has been extended to May 31, 1999, are sufficient to meet its near and intermediate-term needs, including present funding commitments for DGI, and its strong unleveraged balance sheet provides the basis for any long-term financing if the need should arise.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          Independent Auditors' Report




The Board of Directors and Shareholders
New Brunswick Scientific Co., Inc.:

We have audited the accompanying consolidated balance sheets of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP

Short Hills, New Jersey
February 12, 1998

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                      (In thousands, except for share data)

                                                                                                       1997                  1996
                                                                                                     --------             ---------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                                          $  3,968              $  5,196
  Accounts receivable, net of allowance for
    doubtful accounts, 1997 - $284 and 1996 - $224                                                     10,602                10,108
  Refundable income taxes                                                                                 314                   334
  Deferred income tax benefit (Note 6)                                                                    134                    97
  Inventories (Note 2)                                                                                 14,862                12,980
  Prepaid expenses and other current assets (Note 7)                                                    1,819                 1,880
                                                                                                     --------              --------
          Total current assets                                                                         31,699                30,595
                                                                                                     --------              --------

Property, plant and equipment, net (Notes 3 and 4)                                                      5,354                 5,701
Other assets (Note 11)                                                                                  1,100                   930
                                                                                                     --------              --------

                                                                                                     $ 38,153              $ 37,226
                                                                                                     ========              ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (Note 4)                                                    $    110              $    135

  Accounts payable and accrued expenses (Note 5)                                                        7,709                 7,014
                                                                                                     --------              --------
          Total current liabilities                                                                     7,819                 7,149
                                                                                                     --------              --------

Long-term debt, net of current installments (Note 4)                                                      247                   401

Other liabilities (Note 7)                                                                               --                     425
                                                                                                     --------              --------

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity (Note 8):
  Common stock, $0.0625 par; authorized 25,000,000 shares; issued and outstanding, 1997 - 4,204,845 shares; 1996 - 3,808,932 shares; net of shares held in treasury,
   1997 - 390,967 and 1996 - 355,425                                                                      263                   238
  Capital in excess of par                                                                             23,854                20,738
  Retained earnings                                                                                     7,085                 9,092
  Currency translation adjustment                                                                      (1,115)                 (392)
  Pension liability adjustment (Note 7)                                                                  --                    (425)
                                                                                                     --------              --------
                                                                                                       30,087                29,251
                                                                                                     --------              --------

                                                                                                     $ 38,153              $ 37,226
                                                                                                     ========              ========

See notes to consolidated financial statements

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (In thousands, except per share amounts)


                                                    1997                1996                1995
                                                    ----                ----                ----
Net sales                                          $ 45,596           $ 42,927           $ 39,085

Operating costs and expenses:
  Cost of sales                                      27,319             26,280             23,919
  Selling, general and administrative
   expenses                                          13,086             12,179             11,717
  Research, development and engineering
   expenses                                           4,139              3,633              2,215
                                                   --------           --------           --------

                                                     44,544             42,092             37,851
                                                   --------           --------           --------

Income from operations                                1,052                835              1,234
                                                   --------           --------           --------

Other income (expense):
  Interest income                                       149                244                222
  Interest expense                                      (71)               (75)               (55)
  Other income (expense), net                            (9)               (26)                (1)
                                                   --------           --------           --------

                                                         69                143                166
                                                   --------           --------           --------

Income before income taxes                            1,121                978              1,400

Income taxes (Note 6)                                   109                 96                228
                                                   --------           --------           --------

Net income                                         $  1,012           $    882           $  1,172
                                                   ========           ========           ========

Basic earnings per share                           $    .24           $    .21           $    .28
                                                   ========           ========           ========

Diluted earnings per share                         $    .24           $    .21           $    .28
                                                   ========           ========           ========

Basic weighted average number of shares
 outstanding                                          4,195              4,162              4,147
                                                   ========           ========           ========

Diluted weighted average number of shares
 outstanding                                          4,305              4,222              4,188
                                                   ========           ========           ========




See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in thousands)


                                          Common Stock           Capital                    Currency     Pension
                                    -----------------------     in Excess    Retained     Translation   Liability
                                      Shares       Amount        of Par      Earnings      Adjustment   Adjustment       Total
                                    ---------    ----------    ----------   ----------    -----------   ----------    ----------

Balance, January 1, 1995            3,581,283    $      224    $   19,213   $   8,495     $     (197)   $       --    $   27,735

Issue of shares under employee
 stock purchase plan                   14,368             1            70                                                     71
Equity adjustment for additional
 minimum pension liability                                                                                    (471)         (471)
Dividends ($.05 per share)                                                       (179)                                      (179)
Net income                                                                      1,172                                      1,172
Currency translation adjustment                                                                 (147)                       (147)
                                    ---------    ----------    ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1995          3,595,651    $      225    $   19,283   $    9,488    $     (344)   $     (471)   $   28,181

Issue of shares under employee
 stock purchase plan                   13,492             1            75                                                     76
Issue of shares under stock
 option plans                          20,065             1           113                                                    114
Equity adjustment for additional
 minimum pension liability                                                                                      46            46
5% stock dividend                     179,724            11         1,267       (1,278)                                       --
Net income                                                                         882                                       882
Currency translation adjustment                                                                  (48)                        (48)
                                    ---------    ----------    ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1996          3,808,932    $      238    $   20,738   $    9,092    $     (392)   $     (425)   $   29,251

Issue of shares under employee
 stock purchase plan                   13,997             1            78                                                     79
Discount from fair market value
 upon issue of options under
 stock option plan for
 nonemployee directors                                                 35                                                     35
Issue of shares under stock
 option plans                           1,050                           8                                                      8
Equity adjustment for additional
 minimum pension liability                                                                                     425           425
10% stock dividend                    380,866            24         2,995       (3,019)
Net income                                                                       1,012                                     1,012
Currency translation adjustment                                                                 (723)                       (723)
                                    ---------    ----------    ----------   ----------    ----------    ----------    ----------

Balance, December 31, 1997          4,204,845    $      263    $   23,854   $    7,085    $   (1,115)   $     --      $   30,087
                                   ==========    ==========    ==========   ==========    ==========    ==========    ==========


See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)


                                                                                       1997               1996              1995
                                                                                     --------          ---------          --------
Cash flows from operating activities:
  Net income                                                                          $ 1,012           $   882           $ 1,172
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation                                                                          931               858               585
    Deferred income taxes                                                                 (37)               91               114
    Discount from fair market value upon issue of options under stock option
     plan for nonemployee directors                                                        35              --                --
    Change in related balance sheet accounts:
      Accounts receivable                                                                (964)           (1,005)           (1,522)
      Refundable income taxes                                                              20              (118)             (216)
      Inventories                                                                      (2,171)             (310)              (51)
      Prepaid expenses and other current assets                                           (37)             (520)             (160)
      Accounts payable and accrued expenses                                               536                92               413
      Advance payments from customers                                                     630               581               109
                                                                                      -------           -------           -------
  Net cash provided (used) by operating activities                                        (45)              551               444
                                                                                      -------           -------           -------

Cash flows from investing activities:
  Additions to property, plant and equipment                                             (733)           (1,355)             (950)
  Sale of equipment                                                                        18                22                16
  Investment                                                                             (250)             (400)             (100)
                                                                                      -------           -------           -------
  Net cash used by investing activities                                                  (965)           (1,733)           (1,034)
                                                                                      -------           -------           -------

Cash flows from financing activities:
  Cash dividends                                                                         --                --                (179)
  Repayments of long-term debt                                                           (134)             (154)             (131)
  Proceeds from issuance of shares under stock
   purchase and option plans                                                               87               128                71
                                                                                      -------           -------           -------
  Net cash used by financing activities
                                                                                          (47)              (26)             (239)

Net effect of exchange rate changes on cash                                              (171)               22                69
                                                                                      -------           -------           -------
Net decrease in cash and  cash equivalents                                             (1,228)           (1,186)             (760)
Cash and cash equivalents at beginning of year                                          5,196             6,382             7,142
                                                                                      -------           -------           -------

Cash and cash equivalents at end of year                                              $ 3,968           $ 5,196           $ 6,382
                                                                                      =======           =======           =======

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                            $    58           $    63           $    58

  Income taxes                                                                            377               128               152
Supplemental disclosure of non cash financing
 activities:
  Shares issued for note receivable                                                   $  --             $    62           $  --



See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

           Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, generally 33-1/3 years for buildings and 10 years for machinery and equipment. Depreciation expense amounted to $931,000 in 1997, $858,000 in 1996 and $585,000 in 1995.

           Research and development:

           Research and development costs are expensed as incurred.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

           Earnings per share:

           Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company. A 10% stock dividend was declared on February 26, 1997 and distributed on May 15, 1997 and a 5% stock dividend was declared on March 29, 1996 and distributed on May 15, 1996. The weighted average number of shares outstanding for prior periods have been restated to reflect these dividends.

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

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

           Financial instruments:

           The carrying values of the Company's financial instruments at December 31, 1997 approximate their estimated fair values. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short-term maturity of such instruments. The carrying value of long-term debt approximates fair value based on the current rates offered on debt with similar maturities and characteristics. Derivative financial instruments (forward exchange contracts) are recorded at market value, with resultant gains or losses recognized in the statement of operations immediately, unless the instrument is an effective hedge of a firm, committed transaction, in which case the associated gain or loss is deferred and recognized in connection with the underlying transaction exposure.

           Use of estimates:

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.    Inventories:

                                                       1997               1996
                                                       ----               ----
                                                          (In thousands)
         Raw materials and sub-assemblies             $ 7,493            $ 6,762
         Work-in-process                                2,668              2,327
         Finished goods                                 4,701              3,891
                                                      -------            -------

                                                      $14,862            $12,980
                                                      =======            =======

3.   Property, plant and equipment, net:
                                                       1997               1996
                                                       ----               ----
                                                          (In thousands)

         Land                                         $   800            $   800
         Buildings and improvements                     3,983              4,009
         Machinery and equipment                       10,572             10,214
                                                      -------            -------
                                                       15,355             15,023
         Less accumulated depreciation                 10,001              9,322
                                                      -------            -------

                                                      $ 5,354            $ 5,701
                                                      =======            =======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4.     Long-term debt and credit agreement:

       There is a mortgage on the facility of the Company's Netherlands subsidiary which bears interest of 7.5% per annum. During the twenty-year term of the mortgage, the Company is obligated to make monthly payments of interest and 80 equal quarterly payments of principal. At December 31, 1997 and 1996, $272,000 and $345,000, respectively, was outstanding.

       In 1993, the Company entered into a capitalized lease obligation, due September 1998, with imputed interest of 6.85%, relating to the purchase of equipment. At December 31, 1997 and 1996, $85,000 and $191,000,
       respectively, was outstanding.

       Property, plant and equipment with a net book value of $532,000 and $637,000, is pledged as security for long-term debt as indicated above at December 31, 1997 and 1996, respectively. Machinery and equipment (see
       Note 3) includes equipment under capital lease of $490,000, which has a net book value of $274,000 and $323,000 at December 31, 1997 and 1996, respectively.

       Aggregate annual maturities of long-term debt, including capitalized lease obligations, are as follows:

                Year ending December 31                         Amount
                -----------------------                         ------
                                                            (In thousands)
                          1998                                    $110
                          1999                                      25
                          2000                                      25
                          2001                                      25
                          2002                                      25
                    After 2002                                     147
                                                                   ---
                                                                  $357
                                                                  ====

       The Company has a $5 Million Secured Revolving Credit Agreement (the Agreement) with Summit Bank (the Bank) effective through May 31, 1999. The agreement provides the Company with a facility for both working capital and for letters of credit. In addition, the Bank has provided a $1 million Revolving Line of Credit for equipment acquisition purposes. There are no compensating balance requirements and any borrowings under the Agreement bear interest at the Bank's prime rate. All of the Company's domestic assets, with the exception of its headquarters facility, which are not otherwise subject to lien have been pledged as security for any borrowings under this Agreement. As of and during the years ended December 31, 1997 and 1996, there were no outstanding balances.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



5.     Accounts payable and accrued expenses:

                                                                                    1997                 1996
                                                                                    ----                 ----
                                                                                         (In thousands)
            Accounts payable-trade                                                  $ 2,652            $  2,781
            Accrued salaries, wages and payroll taxes                                 1,712               1,683
            Accrued foreign dealer commissions                                          761                 692
            Advance payments from customers                                           1,476                 846
            Other accrued liabilities                                                 1,108               1,012
                                                                                   --------            --------
                                                                                   $  7,709            $  7,014
                                                                                     ======             =======

6.     Income taxes:

                                                               1997                 1996                 1995
                                                               ----                 ----                 ----
                                                                               (In thousands)
            Income (loss) before income taxes:
              Domestic                                        $  (446)          $    (327)            $     155
              Foreign                                           1,567               1,305                 1,245
                                                               ------           ---------              --------
                                                               $1,121           $     978              $  1,400
                                                               ======           =========              ========
            Income taxes (benefit):
              Federal:
                Current                                        $    -           $    (106)           $      (20)
                Deferred                                          (37)                 91                   114
              State-current                                         7                  15                     -
              Foreign-current                                     139                  96                   134
                                                               ------           ---------              --------
                                                               $  109           $      96              $    228
                                                               ======           =========              ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                    1997                 1996
                                                                                    ----                 ----
                                                                                         (In thousands)
            Deferred tax asset/(liability):
              Accumulated depreciation                                               $(221)              $(199)
              Inventories                                                              296                 258
              Allowance for doubtful accounts                                           53                  29
              Accrued expenses                                                         184                 148
              Other liabilities                                                       (162)               (177)
              Alternative minimum tax credit carryforward                              138                 138
              Domestic net operating loss carryforward                                 107                  27
              Domestic capital loss and contribution carryforwards                      69                  67
              Foreign net operating loss carryforwards                                 176                 424
                                                                                     -----               -----
                                                                                       640                 715
            Less:  Valuation allowance                                                 506                 618
                                                                                     -----              ------

            Net deferred tax asset                                                   $ 134              $   97
                                                                                      ====               =====


       The valuation allowance for deferred tax assets as of January 1, 1997 and 1996 was $506,000 and $618,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $112,000 and $124,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       The foreign net operating loss carryforwards relate to operations in the United Kingdom and the Netherlands and are not subject to expiration date limitations.

       The Company's effective income tax rates for 1997, 1996 and 1995 were 9.7%, 9.8%, and 16.3%, respectively. These rates differ from the statutory Federal income tax rates as follows:

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      Percentage of income before taxes
                                                                ----------------------------------------------
                                                               1997                 1996                 1995
                                                               ----                 ----                 ----
                                                                               (In thousands)

        Computed "expected" tax expense                          34.0%               34.0%                34.0%
          Increase (decrease) in taxes resulting
           from:
            Rate differential between U.S. and
             foreign income taxes                              (13.0)              (10.0)                   -
            Change in valuation allowance                      (10.0)              (12.7)               (24.9)
            Other                                               (1.3)               (1.5)                 7.2
                                                               -----                ----                 ----

                                                                 9.7%                9.8%                16.3%
                                                               =====                ====                 ====

7.     Pension plans:

       The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $110,000, $107,000 and $104,000 in 1997,
       1996 and 1995, respectively.

       Pension expense attributable to the defined benefit plan covering U.S. employees includes the following components:

                                                               1997                 1996                 1995
                                                               ----                 ----                 ----
                                                                               (In thousands)

            Service cost                                       $  224               $  202              $  169
            Interest cost on projected obligation                 343                  312                 298
            Actual return on plan assets                         (609)                (311)               (468)
            Net amortization and deferral                         375                  104                 281
                                                               ------               ------              ------

            Net pension expense                                $  333               $  307              $  280
                                                               ======               ======              ======

       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                    1997                 1996
                                                                                    ----                 ----
                                                                                         (In thousands)
            Actuarial present value of:
              Vested benefit                                                      $ 4,467             $  4,068
                                                                                   ======              =======
            obligation

              Accumulated benefit                                                 $ 4,506             $  4,096
                                                                                   ======               ======
            obligation

            Projected benefit obligation                                          $ 5,159             $  4,693
            Plan assets at fair value                                               4,635                4,017
                                                                                  -------             --------
            Excess of projected benefit obligation over
             plan assets                                                              524                  676
            Unrecognized net loss                                                    (893)              (1,021)
            Unrecognized transition obligation                                       (168)                (187)
            Unrecognized prior service cost                                            35                   39
            Adjustment for additional liability                                         -                  573
                                                                                  -------             --------

            (Prepaid) accrued pension cost                                        $ (502)           $       80
                                                                                   =====             =========

       The projected benefit obligation was determined using the following assumptions:

                                                               1997                 1996                 1995
                                                               ----                 ----                 ----

            Discount rate                                      7.25%               7.25%              7.25%
            Rate of return                                     7.5 %               7.5 %              7.5 %
            Future compensation increases                      4.0 %               4.0 %              4.0 %

       The 1996 minimum additional pension liability is a non-cash item which is offset by a direct reduction in shareholders' equity of $425,000. In 1997, there was no additional pension liability.

       The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 1997, 1996 and 1995 was $130,000, $123,000 and $113,000, respectively.

       International pension expense in 1997, 1996 and 1995 was not material. Foreign plans generally are insured or otherwise fully funded.

8.     Stock options, rights and stock purchase plan:

       The 1996 and 1995 data for the stock options and rights plans described below have been restated to reflect a 10% stock dividend which was distributed on May 15, 1997 and a 5% stock dividend which was distributed on May 15, 1996.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


       The 1991 Non-Qualified Stock Option Plan (the 1991 Plan) for officers and key employees of the Company provides for the granting of options to purchase up to 662,000 shares of the Company's Common stock. Options are exercisable in five equal installments commencing one year after date of grant. Options expire up to 5 years from the date of grant. The exercise price per share of each option may not be less than the fair market value on the date of grant.

       Shares under option at December 31 are as follows:

                                             1997                         1996                          1995
                                  ------------------------      ------------------------      ------------------------
                                                 Weighted-                     Weighted-                     Weighted-
                                                  Average                       Average                       Average
                                                 Exercise                      Exercise                      Exercise
                                   Shares          Price         Shares          Price         Shares          Price
                                   ------        --------        ------        --------        ------        --------
           Outstanding,
            beginning of
            year                  204,435         $ 4.63        284,995          $4.84        197,215          $4.82
           Granted                126,000          10.17              -              -         88,935           4.87
           Exercised                    -              -        (21,205)          5.25              -              -
           Cancelled               (3,465)          4.44         (3,753)          5.41         (1,155)          5.41
           Expired                                     -        (55,602)          5.41              -              -
                                  -------                       -------                        -------
                                        -                                                           -

           Outstanding,
            end of year           326,970          $5.77       204,435          $4.63        284,995          $4.84
                                  =======                      =======                       =======

       During 1997, options were granted at $6.00, $10.00, $15.00 and $20.00 per share and during 1995, options were granted at $6.06 and at $4.65 per share. No options were granted in 1996. At December 31, 1997, 89,628, 30,030, and 5,544 options were exercisable at prices of $4.44, $4.65 and $6.06 per share, respectively, and 313,825 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1997 was 2.5 years.

       In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved 231,000 shares of its authorized shares of Common stock for this purpose. During 1997, 1996 and 1995, 13,997, 14,841 and 15,086
       Common shares, respectively, were issued under the plan.

       In 1989, the Company adopted a stock option plan for nonemployee directors. The plan provides for the granting of options to purchase up to 215,500 shares of the Company's Common stock. No options may be granted under the Plan after April 30, 1999. Options

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

       may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value on the date of grant.

       Shares under option at December 31, are as follows:

                                           1997                         1996                          1995
                                ------------------------      ------------------------      ------------------------
                                              Weighted-                     Weighted-                     Weighted-
                                               Average                       Average                       Average
                                              Exercise                      Exercise                      Exercise
                                   Shares      Price             Shares      Price             Shares      Price
                                   ------      -----             ------      -----             ------      -----
           Outstanding,
            beginning of
            year                    79,982        $5.57         85,177           $5.53        38,977          $5.60
           Granted                 123,000         6.76              -               -        46,200           5.46
           Exercised               (1,155)         5.84           (865)           4.33             -              -
           Cancelled                                  -         (4,330)           4.94             -              -
                                  -------                      -------                        -------
                                        -

           Outstanding,
            end of year            201,827        $6.29         79,982           $5.57        85,177          $5.53
                                   =======                      ======                        ======

       During 1997, options were granted at $6.09 and $7.00 per share and during 1995, options were granted at $5.46 per share. No options were granted in 1996. At December 31, 1997, 31,473, 3,464 and 17,556 options were exercisable at prices of $5.84, $4.33 and $5.46 per share, respectively, and 11,136 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1997 was 4.7 years.

       At December 31, 1997, there were 324,961 additional shares available for grant under the stock option plans. The per share weighted-average fair value of stock options granted during 1997 and 1995 was $2.23 and $2.93, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - no expected dividend yield, risk-free interest rate of 6.46%, volatility factor of 45.2%, and an expected life of 3 years; 1995 - no expected dividend yield, risk-free interest rate of 6.12%, volatility factor of 49%, and an expected life of 5.57 years.

       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements with the exception of $35,000 relating to the discount from fair market value of options issued under the stock option plan for nonemployee directors. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1997, 1996 and 1995 net income and earnings per share would have been reduced to the proforma amounts as follows:

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997                 1996                 1995
                                                               ----                 ----                 ----

            Net income (in thousands):
              As reported                                      $1,012                 $882              $1,172
              Proforma                                            921                  812               1,150
            Basic earnings per share:
              As reported                                    $    .24                $ .21            $    .28
              Proforma                                            .22                $ .20            $    .28
            Diluted earnings per share:
            As reported                                      $    .24                $ .21             $   .28
            Proforma                                              .21                $ .19                 .27

       Pro forma net income reflects only options granted in 1997 and 1995, no options were granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods of 5 and 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

       On October 27, 1989, the Company declared a dividend of one common share purchase right (the "Rights") on each share of Common stock outstanding. The rights entitle the holder to purchase one share of Common stock at $25.97 per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the Rights:
       (i) will entitle holders to purchase at the exercise price that number of shares of Common stock having an aggregate fair market value of two times the exercise price; (ii) will become exchangeable at the Company's election for that number of shares of Common stock having a fair market value of two times the exercise price; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the exercise price, shares of Common stock of the surviving company having a fair market value of two times the exercise price.

       In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust ("ESOP"). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $4,235, $9,330 and $4,170 during 1997, 1996 and 1995, respectively.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

       While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers and generally requires progress payments for the purchase of custom bioprocess equipment which is typically sold under contract. The number of these larger systems sold in any reporting period may materially affect the sales and profitability of the Company.

       The following table sets forth the Company's operations by geographic area for 1997, 1996 and 1995. The information shown under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries (in thousands):

                                                                            Transfers and
                                                                             eliminations
                                       United                                between geo-            Conso-
                                        States            Europe             graphic areas           lidated
                                        ------            ------             -------------           -------
           Net sales:
                  1997                $  34,270          $  15,586                $4,260              $45,596
                  1996                   32,939             14,172                 4,184               42,927
                  1995                   30,456             12,117                 3,488               39,085

           Income from operations:
                  1997                $    (490)          $  1,542                                   $  1,052
                  1996                     (476)             1,311                                        835
                  1995                      (12)             1,246                                      1,234

           Identifiable assets:
                  1997                $  29,306           $  8,847                                    $38,153
                  1996                   28,341              8,885                                     37,226
                  1995                   28,156              7,529                                     35,685

       Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One customer based in the United States accounted for

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

       approximately 12.0%, 10.0% and 12.1%, respectively, of consolidated net sales during the years ended December 31, 1997, 1996 and 1995.

       Income from operations from the United States has been significantly affected by the research and development costs of DGI BioTechnologies, the Company's drug lead discovery operation which costs amounted to $1,923,000, $1,535,000 and $205,000, respectively, during the years ended December 31, 1997, 1996 and 1995.

       During 1997, 1996 and 1995, net sales from domestic operations to foreign customers were $9,442,000, $11,413,000 and $11,622,000, respectively.
       Export sales from the U.S. are made to many countries and areas of the world including the Far East, the Middle East, Canada, South America, India and Australia.

10.    Commitments and contingencies:

       The Company is obligated under the terms of various operating leases. Rental expense under such leases for 1997, 1996 and 1995 was $616,000, $614,000 and $533,000, respectively. As of December 31, 1997, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):

                      1998                                  $   537
                      1999                                      395
                      2000                                      318
                      2001                                      241
                      2002                                      169
                After 2002                                    2,559
                                                              -----
 Total minimum payments required                             $4,219*
                                                             ======

       * Minimum payments have not been reduced by minimum sublease rentals of $404,000 due in the future under noncancelable subleases.

       At December 31, 1997, the Company was involved in litigation, which Company management believes, after consultation with counsel, that the ultimate disposition of such litigation will not have a material adverse effect on the Company's consolidated financial position.

11.    Other matters:

       The Company enters into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

       certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 1997 and 1996, the Company had $5,965,000 and $2,640,000,
       respectively, of forward exchange contracts outstanding, primarily to exchange various European currencies for U.S. dollars. Substantially, all contracts mature within a period of 13 months. Gains and losses on forward exchange contracts in connection with firm commitments that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 1997, less than $200,000 of unrecognized net gains were deferred on such contracts. Gains and losses on forward exchange contracts in connection with anticipated transactions are marked to market monthly with the resulting gain or loss recognized immediately in the consolidated statement of operations.

       Other assets includes a non-interest bearing note receivable from the President and Chief Executive Officer of the Company due in 2006 in the amount of $62,500. Inputed interest on the loan amounted to $4,013 in 1997.

Item 9. DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

                  The information required by Part III is contained in the Registrant's proxy statement which will be filed pursuant to Regulation 14A or an information statement pursuant to Regulation 14C of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year ended December 31, 1997. The information is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this report:

                  1. Financial statements and supplementary data included in Part II of this report:

                           New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

                           Consolidated Balance Sheets as of December 31, 1997 and 1996

                           Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

                           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

                  3.       Exhibits:

                           The Exhibits index is on page 36.

                                                                     Schedule II


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)


                                                Additions
                                             --------------
                                               Charged to                                            Balance
                                   Balance     Costs and          Charged to                         At End
                                 Beginning     (Credited)            Other                             of
                                 of Period      Expenses           Accounts        Deductions        Period
                                 ---------      --------           --------        ----------        ------

Allowance deducted
 from asset to which
 it applies:

  Allowance for
   doubtful accounts:

    Year ended
       December 31, 1997        $   224           $       60       $      -         $   -               $284
    Year ended
       December 31, 1996            306                  (82)             -             -                224
    Year ended
       December 31, 1995            340                  (27)             -              (7)(a)          306

----------
Notes:
(a)  Uncollected receivables written off.

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

(10-5) Employment Agreement with David Freedman is incorporated herein by reference to Exhibit (10-3) of the Registrant's Report on Form 10-Q for the quarter ended March 31, 1996.

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

(10-17) Amendment dated December 29, 1995 to Loan and Security Agreement with Summit Bank, the successor to United Jersey Bank/Central NA dated February 17, 1993.

(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 1997, is incorporated herein by reference.

(22)     Subsidiaries of the Company appear on Page 38.

(24a)*   Consent of KPMG Peat Marwick LLP.






*  Filed herewith.

                                   EXHIBIT 22

                           SUBSIDIARIES OF THE COMPANY



                                                         Percentage of
              Name and Place of Incorporation              Ownership
              -------------------------------              ---------


New Brunswick Scientific (U.K.) Limited
 Incorporated in The United Kingdom                            100%

NBS Benelux B.V.
 Incorporated in The Netherlands                               100%

New Brunswick Scientific N.V.
 Incorporated in Belgium                                       100%

New Brunswick Scientific GmbH
 Incorporated in Germany                                       100%

New Brunswick Scientific of Delaware, Inc.
 Incorporated in the State of Delaware                         100%

New Brunswick Scientific International, Inc.
 Incorporated in the State of Delaware                         100%

NBS Sales Co., Limited
 Incorporated in Jamaica                                       100%

New Brunswick Scientific West Inc.
 Incorporated in the State of California                       100%

New Brunswick Scientific S.A.R.L.
 Incorporated in France                                        100%

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       NEW BRUNSWICK SCIENTIFIC CO., INC.


Dated:  March 17, 1998      By:     /s/ Ezra Weisman
                                    -------------------------------------------
                                    Ezra Weisman
                                    President (Principal Executive Officer) and
                                    Director




                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 17, 1998               By:  /s/ David Freedman
                                          -------------------------------------
                                          David Freedman
                                          Chairman of the Board


Dated:  March 17, 1998               By:  /s/ Adele Lavender
                                          -------------------------------------
                                          Adele Lavender
                                          Corporate Secretary


Dated:  March 17, 1998               By:  /s/ Sigmund Freedman
                                          -------------------------------------
                                          Sigmund Freedman
                                          Treasurer and Director


Dated:  March 17, 1998               By:  /s/ Samuel Eichenbaum
                                          -------------------------------------
                                          Samuel Eichenbaum
                                          Vice President, Finance

Dated:                               By:
                                          -------------------------------------
                                          Ernest Gross
                                          Director


Dated:  March 17, 1998               By:  /s/ Bernard Leon
                                          -------------------------------------
                                          Bernard Leon
                                          Director


Dated:  March 17, 1998               By:  /s/ Kiyoshi Masuda
                                          -------------------------------------
                                          Kiyoshi Masuda
                                          Director


Dated:  March 17, 1998               By:  /s/ Dr. David Pramer
                                          -------------------------------------
                                          Dr. David Pramer
                                          Director


Dated:  March 17, 1998               By:  /s/ Martin Siegel
                                          -------------------------------------
                                          Martin Siegel
                                          Director


Dated:  March 17, 1998               By:  /s/ Dr. Marvin Weinstein
                                          -------------------------------------
                                          Dr. Marvin Weinstein
                                          Director

                                                                   Exhibit (24a)

                          Independent Auditors' Consent


The Board of Directors
New Brunswick Scientific Co., Inc.


We consent to incorporation by reference in the registration statements (No. 33-70452, No. 333-06029 and No. 33-16024) on Form S-8 of New Brunswick
Scientific Co., Inc. of our report dated February 12, 1998, relating to the consolidated balance sheets of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of New Brunswick Scientific Co., Inc.



KPMG Peat Marwick LLP

Short Hills, New Jersey