Form 10-Q
period 1998-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1998-05-13
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 1998                  Commission File No. 0-6994
                                                                          ------


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

Yes   X           No
    -----            -----



There are 4,228,123 Common shares outstanding as of May 4, 1998.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION:

         Item 1:

             Consolidated Condensed Balance Sheets -
              March 31, 1998 and December 31, 1997                         3

             Consolidated Statements of Operations -
              Three Months Ended March 31, 1998 and 1997                   4

             Consolidated Condensed Statements of
              Cash Flows - Three Months Ended March 31, 1998 and 1997      5

             Consolidated Statements of Comprehensive Income -
              Three Months Ended March 31, 1998 and 1997                   6

             Notes to Consolidated Condensed Financial
              Statements                                                   7

         Item II:

             Management's Discussion and Analysis of Results
              of Operations and Financial Condition                        8

PART II. OTHER INFORMATION                                                10

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)


                                     ASSETS
                                     ------

                                                                   March 31,               December 31,
                                                                     1998                     1997
                                                                  -----------              ------------
                                                                   (Unaudited)
Current Assets
--------------

   Cash and cash equivalents                                       $  3,125                   $ 3,968
   Accounts receivable, net                                           9,552                    10,602
   Refundable income taxes                                              419                       314
   Deferred income tax benefit                                          134                       134
   Inventories:
       Raw materials and sub-assemblies                               7,156                     7,493
       Work-in-process                                                2,541                     2,668
       Finished goods                                                 5,380                     4,701
                                                                    -------                   -------
           Total inventories                                         15,077                    14,862

   Prepaid expenses and other current assets                          2,018                     1,819
                                                                    -------                   -------

       Total current assets                                          30,325                    31,699
                                                                     ------                    ------

Property, plant and equipment, net                                    5,485                     5,354
Other assets                                                          1,100                     1,100
                                                                    -------                   -------

                                                                    $36,910                   $38,153
                                                                     ======                   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
-------------------

   Current installments of long-term debt                         $      81                 $     110
   Accounts payable and accrued expenses                              6,642                     7,709
                                                                    -------                   -------
       Total current liabilities                                      6,723                     7,819
                                                                    -------                   -------

Long-term debt, net of current installments                             234                       247
                                                                   --------                  --------

Shareholders' equity:
   Common stock, $.0625 par, authorized 25,000,000
    shares; shares issued and outstanding,
    1998 - 4,215,182 and 1997 - 4,204,845 net of
    shares held in treasury, 1998 and 1997 - 390,967                    263                       263
   Capital in excess of par                                          23,903                    23,854
   Retained earnings                                                  6,776                     7,085
   Accumulated other comprehensive income                              (989)                   (1,115)
                                                                    -------                   -------
   Total shareholders' equity                                        29,953                    30,087
                                                                     ------                    ------

                                                                    $36,910                   $38,153
                                                                     ======                    ======

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                 ---------
                                                                     1998                     1997
                                                                     ----                     ----
Net sales                                                           $10,950                   $10,095

Operating costs and expenses:
  Cost of sales                                                       6,839                     6,382
  Selling, general and administrative expenses                        3,388                     3,148
  Research, development and engineering expenses                      1,152                     1,001
                                                                    -------                   -------

    Total operating costs and expenses                               11,379                    10,531
                                                                    -------                   -------

Loss from operations                                                   (429)                     (436)

Other income (expense):
  Interest income                                                        29                        33
  Interest expense                                                       (2)                       (8)
  Other income (expense), net                                            (5)                        1
                                                                    -------                   -------
                                                                         22                        26
                                                                    -------                   -------

Loss before income tax benefit                                         (407)                     (410)
Income tax benefit                                                      (98)                      (82)
                                                                    -------                   -------
Net loss                                                            $  (309)                  $  (328)
                                                                    =======                   =======

Basic loss per share                                                $  (.07)                  $  (.08)
                                                                    =======                   =======

Basic weighted average number of  shares outstanding                  4,210                     4,190
                                                                    =======                   =======

Diluted loss per share                                             $   (.07)                  $  (.08)
                                                                    =======                   =======

Diluted weighted average number of  shares outstanding                4,210                     4,190
                                                                    =======                   =======

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------

                                                                          1998                     1997
                                                                       ----------                 -------
Cash flows from operating activities:
Net loss                                                                 $  (309)                 $  (328)
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
    Depreciation                                                             332                      201
    Change in related balance sheet accounts:
        Accounts receivable                                                1,099                    1,348
        Refundable income taxes                                             (105)                     227
        Inventories                                                         (193)                  (1,362)
        Prepaid expenses and other current assets                           (194)                    (407)
        Accounts payable and accrued expenses                               (684)                     146
        Advance payments from customers                                     (360)                    (696)
                                                                         -------                  -------
Net cash used by operating activities                                       (414)                    (871)
                                                                         -------                  -------

Cash flows from investing activities:
    Additions to property, plant and equipment                              (433)                    (198)
    Investment                                                                 -                     (250)
                                                                         -------                  -------
Net cash used by investing activities                                       (433)                    (448)
                                                                         -------                  -------

Cash flows from financing activities:
    Repayment of long-term debt                                              (39)                     (25)
    Discount from fair market value upon issue
     of options under stock option plan for
     nonemployee directors                                                     -                       35
    Proceeds from issue of Common stock under
     stock option plans                                                       49                        8
                                                                         -------                  -------
Net cash used by financing activities                                         10                       18
                                                                         -------                  -------

Net effect of exchange rate changes on cash                                   (6)                     (24)
                                                                         -------                  -------
Net decrease in cash and cash equivalents                                   (843)                  (1,325)
Cash and cash equivalents at beginning of period                           3,968                    5,196
                                                                         -------                  -------
Cash and cash equivalents at end of period                               $ 3,125                  $ 3,871
                                                                         =======                  =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                             $     2                  $     8
    Income taxes                                                             117                       69

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                          1998                      1997
                                                                       ----------                 --------
Net loss                                                                   $(309)                   $(328)

Other comprehensive income:
  Foreign currency translation adjustment                                    126                     (547)
                                                                          ------                   ------

    Total comprehensive income                                              (183)                    (875)

Income taxes (benefit)                                                         -                        -
                                                                          ------                   ------

Net comprehensive income                                                   $(183)                   $(875)
                                                                          ======                   ======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. Interim results may not be indicative of the results that may be expected for the year.


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


Note 3 - Consolidated condensed statements of shareholders' equity:

                                                        Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                       1998            1997
                                                       ----            ----
                                                          (In thousands)

 Balance at beginning of period                       $30,087        $29,251
 Net loss                                                (309)          (328)
 Other comprehensive income (loss)                        126           (547)
 Discount from fair market value upon issue
  of options under stock option plan
  for nonemployee directors                                 -             35
 Issue of shares under stock option plans                  49              8
                                                      -------        -------

 Balance at end of period                             $29,953        $28,419
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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter ended March 31, 1998.


                              Results of Operations
                              ---------------------

Quarter Ended March 31, 1998 vs. Quarter Ended March 31, 1997.
--------------------------------------------------------------

For the quarter ended March 31, 1998, net sales were $10,950,000 compared with net sales of $10,095,000 for the quarter ended March 31, 1997, an increase of 8.5%. The net loss for the 1998 quarter of $309,000 or $.07 per diluted share compared with a net loss of $328,000 or $.08 per diluted share for the first quarter of 1997.

Research, development and engineering expenses increased to $1,152,000 in the 1998 quarter from $1,001,000 in the first quarter of 1997 due primarily to the strengthening of the Company's bioprocess engineering division and its new product development efforts and included $481,000 and $458,000, respectively, for the quarters ended March 31, 1998 and 1997 related to costs to support the research efforts of DGI BioTechnologies, the Company's drug lead discovery operation.


                               Financial Condition
                               -------------------

Liquidity and Capital Resources
-------------------------------

During the quarter ended March 31, 1998, Cash and Cash Equivalents decreased to $3,125,000 from $3,968,000 at December 31, 1997. The decrease in cash resulted primarily from an increase in inventories of $215,000, an increase in prepaid expenses and other current assets of $199,000 and a decrease in accounts payable and accrued expenses of $1,067,000 partially offset by a decrease in accounts receivable of $1,050,000.

Cash Flows from Operating Activities
------------------------------------

During the period ended March 31, 1998 and 1997 net cash used by operating activities amounted to $414,000 and $871,000, respectively. The primary reasons for the $457,000 positive change between the two periods were a decrease in accounts receivable of $1,099,000 in 1998 vs. a decrease of $1,348,000 in 1997, an increase in inventories of $193,000 in 1998 vs. an increase of $1,362,000 in 1997 and a decrease in advance payments from customers in 1998 of $360,000 vs. a decrease of $696,000 in 1997 partially offset by a decrease in accounts payable and accrued expenses in 1998 of $684,000 vs. an increase of $146,000 in 1997.

Cash Flows from Investing Activities
------------------------------------

Net cash used by investing activities amounted to $433,000 in 1998 vs. $448,000 in 1997, primarily as a result of additions to property, plant and equipment during 1998 and 1997 as well as from an investment in another entity in 1997.

Cash Flows from Financing Activities
------------------------------------

Net cash provided by financing activities amounted to $10,000 in 1998 vs. $18,000 in 1997. The 1998 amount includes $49,000 from the exercise of stock options partially offset by the repayment of long-term debt and the 1997 amount includes $8,000 from the exercise of stock options and $35,000 related to the discount from fair market value upon issuance of options under the Company's stock option plan for nonemployee directors, partially offset by repayment of long-term debt.

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

No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

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

                                             NEW BRUNSWICK SCIENTIFIC CO., INC.
                                             ----------------------------------
                                                       (Registrant)




Date:    May 8, 1998                         /s/ Ezra Weisman
                                             -----------------------------------
                                             Ezra Weisman
                                             President
                                             (Chief Executive Officer)



                                             /s/ Samuel Eichenbaum
                                             -----------------------------------
                                             Samuel Eichenbaum
                                             Vice President - Finance
                                             (Principal Accounting Officer)
Page 11