Form 10-Q
period 1998-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1998-08-11
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended June 30, 1998                 Commission File No. 0-6994
                                                                        ------




                       NEW BRUNSWICK SCIENTIFIC CO., INC.




State of Incorporation - New Jersey                         E.I. #22-1630072
                                                                 -----------


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



There are 4,685,569 Common shares outstanding as of August 7, 1998.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index

                                                                                      PAGE NO.
                                                                                      --------
PART I.           FINANCIAL INFORMATION:

                  Item 1:

                      Consolidated Condensed Balance Sheets -
                       June 30, 1998 and December 31, 1997                                3

                      Consolidated Condensed Statements of Operations -
                       Three and Six Months Ended June 30, 1998 and 1997                  4

                      Consolidated Condensed Statements of
                       Cash Flows - Six Months Ended June 30, 1998 and 1997               5

                      Consolidated Condensed Statements of Comprehensive
                       Operations - Three and Six Months Ended June 30, 1998
                       and 1997                                                           6

                      Notes to Consolidated Condensed Financial
                       Statements                                                         7

                  Item II:

                      Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                              8

PART II.          OTHER INFORMATION                                                       11


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)

                                                      ASSETS
                                                      ------
                                                                                  June 30,           December 31,
                                                                                    1998                 1997
                                                                                  --------            --------
Current Assets                                                                   (Unaudited)
   Cash and cash equivalents                                                      $  3,231            $  3,968
   Accounts receivable, net                                                          8,144              10,602
   Refundable income taxes                                                             394                 314
   Deferred income tax benefit                                                         134                 134
   Inventories:
       Raw materials and sub-assemblies                                              7,362               7,493
       Work-in-process                                                               3,480               2,668
       Finished goods                                                                5,766               4,701
                                                                                  --------            --------
           Total inventories                                                        16,608              14,862

   Prepaid expenses and other current assets                                         1,927               1,819
                                                                                  --------            --------

       Total current assets                                                         30,438              31,699
                                                                                  --------            --------

Property, plant and equipment, net                                                   5,564               5,354
Other assets                                                                         1,115               1,100
                                                                                  --------            --------

                                                                                  $ 37,117            $ 38,153
                                                                                  ========            ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------
Current Liabilities

   Current installments of long-term debt                                         $     53            $    110
   Accounts payable and accrued expenses                                             7,293               7,709
                                                                                  --------            --------
       Total current liabilities                                                     7,346               7,819
                                                                                  --------            --------

Long-term debt, net of current installments                                            233                 247
                                                                                  --------            --------

Shareholders' equity:
   Common stock, $.0625 par value, authorized 25,000,000 shares; shares issued and outstanding, 1998 - 4,671,781 and 1997 - 4,204,845 net of shares held in
    treasury, 1998 - 430,063 and 1997 - 390,967                                        292                 263
   Capital in excess of par                                                         27,828              23,854
   Retained earnings                                                                 2,350               7,085
   Accumulated other comprehensive income                                             (932)             (1,115)
                                                                                  --------            --------
       Total shareholders' equity                                                   29,538              30,087
                                                                                  --------            --------

                                                                                  $ 37,117            $ 38,153
                                                                                  ========            ========


See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                             --------                    --------
                                                        1998          1997          1998         1997
                                                        ----          ----          ----         ----
Net sales                                            $ 10,076      $ 11,517      $ 21,026      $ 21,612

Operating costs and expenses:
  Cost of sales                                         6,136         7,098        12,975        13,480
  Selling, general and administrative expenses          3,603         3,315         6,991         6,463
  Research, development and engineering expenses        1,188         1,088         2,340         2,089
                                                    ---------     ---------     ---------      --------
    Total operating costs and expenses                 10,927        11,501        22,306        22,032
                                                    ---------     ---------     ---------      --------
Income (loss) from operations                            (851)           16        (1,280)         (420)

Other income (expense):
  Interest income                                          33            40            62            73
  Interest expense                                         (3)          (19)           (5)          (27)
  Other income (expense), net                             (14)           (5)          (19)           (4)
                                                    ---------     ---------     ---------      --------
                                                           16            16            38            42
                                                    ---------     ---------     ---------      --------

Income (loss) before income taxes                        (835)           32        (1,242)         (378)
Income taxes (benefit)                                   (201)            6          (299)          (76)
                                                    ---------     ---------     ---------      --------
Net income (loss)                                    $   (634)     $     26      $   (943)     $   (302)
                                                    ---------     ---------     ---------      --------

Basic earnings (loss) per share                      $   (.14)     $    .01      $   (.20)     $   (.07)
                                                    =========     =========     =========      ========

Diluted earnings (loss) per share                    $   (.14)     $    .01      $   (.20)     $   (.07)
                                                    =========     =========     =========      ========
Basic weighted average number of
 shares outstanding                                     4,653         4,614         4,643         4,612
                                                    =========     =========     =========      ========
Diluted weighted average number of
 shares outstanding                                     4,653         4,708         4,643         4,612
                                                    =========     =========     =========      ========




See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                -------------------------
                                                                  1998               1997
                                                                -------            -------
Cash flows from operating activities:
Net loss                                                        $  (943)           $  (302)
Adjustments to reconcile net loss to net cash
 used by operating activities:
    Depreciation                                                    507                429
    Discount from fair market value upon issue
     of options under stock option plan for
     nonemployee directors                                           --                 35
    Change in assets and liabilities:
        Accounts receivable                                       2,530              1,816
        Refundable income taxes                                     (80)                99
        Inventories                                              (1,714)            (2,244)
        Prepaid expenses and other current assets                  (100)               134
        Accounts payable and accrued expenses                      (295)              (733)
        Advance payments from customers                            (120)              (334)
                                                                -------            -------
Net cash used by operating activities                              (215)            (1,100)
                                                                -------            -------

Cash flows from investing activities:
    Capital expenditures                                           (729)              (470)
    Investment                                                       --               (250)
    Sale of equipment                                                56                 17
                                                                -------            -------
Net cash used by investing activities                              (673)              (703)
                                                                -------            -------

Cash flows from financing activities:
    Repayment of long-term debt                                     (66)               (60)
    Proceeds from issue of shares under Employee
     Stock Purchase Plan                                             44                 38
    Proceeds from issue of Common stock under
     stock option plans                                             167                  8
                                                                -------            -------
Net cash provided (used) by financing activities                    145                (14)
                                                                -------            -------

Net effect of exchange rate changes on cash                           6               (158)
                                                                -------            -------
Net decrease in cash and cash equivalents                          (737)            (1,975)
Cash and cash equivalents at beginning of period                  3,968              5,196
                                                                -------            -------
Cash and cash equivalents at end of period                      $ 3,231            $ 3,221
                                                                =======            =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                    $     5            $    26
    Income taxes                                                     89                213


See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                      --------                  --------
                                                 1998         1997         1998         1997
                                                 ----         ----         ----         ----
Net income (loss)                             $  (634)     $    26      $  (943)     $  (302)

Other comprehensive income (loss):
  Foreign currency translation adjustment          57         (184)         183         (731)
                                              -------      -------      -------      -------
     Total comprehensive loss                    (577)        (158)        (760)      (1,033)

Income taxes                                       --           --           --           --
                                              -------      -------      -------      -------

Net comprehensive loss                        $  (577)     $  (158)     $  (760)     $(1,033)
                                              =======      =======      =======      =======




See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of June 30, 1998 and the results of its operations and cash flows for the six months ended June 30, 1998 and 1997. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings (loss) per Common share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options which have been issued by the Company. The weighted average number of shares outstanding for the three and six month periods ended June 30, 1997, have been restated to reflect a 10% stock dividend distributed on May 15, 1998.


Note 3 - Consolidated condensed statements of shareholders' equity:

                                                                               Six Months Ended
                                                                                    June 30,
                                                                          --------------------------
                                                                             1998              1997
                                                                          --------          --------
                                                                                (In thousands)

Balance at beginning of period                                            $ 30,087          $ 29,251
Net loss                                                                      (943)             (302)
Other comprehensive income (loss)                                              183              (731)
Discount from fair market value upon issue of options under stock
 option plan for nonemployee directors                                          --                35
Issue of shares under Employee Stock Purchase Plan                              44                38
Issue of shares under stock option plans                                       167                 8
                                                                          --------          --------

Balance at end of period                                                  $ 29,538          $ 28,299
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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and six months ended June 30, 1998.


                              Results of Operations
                              ---------------------

Quarter Ended June 30, 1998 vs. Quarter Ended June 30, 1997.

For the quarter ended June 30, 1998, net sales were $10,076,000 compared with net sales of $11,517,000 for the quarter ended June 30, 1997, a decrease of 12.5%. The net loss for the 1998 quarter of $634,000 or $.14 per diluted share compares with net income of $26,000 or $.01 per diluted share for the second quarter of 1997.

During the quarter ended June 30, 1998, shipments of custom bioprocess systems, due to their timing and nature, were significantly lower than in the comparable 1997 quarter and there has also been a decrease in export sales, particularly to Asia due to the adverse financial situation in that part of the world.

Sales to Asia which amounted to approximately 12% for the second quarter of 1997 amounted to approximately 5% for the second quarter of 1998.

Selling, general and administrative expenses increased due to normal annual increases and as the result of an effort to strengthen the Company's sales and service capabilities.

Cost of sales as a percentage of net sales decreased to 60.9% for the quarter ended June 30, 1998 from 61.6% for the comparable 1997 quarter due to the lower shipments of custom bioprocess systems and lower export sales during the 1998 quarter since both carry lower profit margins than core products sold domestically.

Research, development and engineering expenses increased to $1,188,000 in the 1998 quarter from $1,088,000 in the second quarter of 1997 due primarily to the strengthening of the Company's bioprocess engineering division as well as its new product development efforts and included $556,000 and $516,000, respectively, for the quarters ended June 30, 1998 and 1997 related to costs to support the research efforts of DGI BioTechnologies, the Company's drug lead discovery operation.

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997
-----------------------------------------------------------------

For the six months ended June 30, 1998, net sales were $21,026,000 compared with net sales of $21,612,000 for the six months ended June 30, 1997. The net loss for the 1998 period of

$943,000 or $.20 per diluted share compares with a net loss of $302,000 or $.07 per diluted share for the six months ended June 30, 1997.

Selling, general and administrative expenses increased due to normal annual increases and as the result of an effort to strengthen the Company's sales and service capabilities.

Research, development and engineering expenses increased to $2,340,000 in the 1998 period from $2,089,000 in the first six months of 1997 due primarily to the strengthening of the Company's bioprocess engineering division as well as its new product development efforts and included $1,037,000 and $974,000, respectively, for the six months ended June 30, 1998 and 1997 related to costs to support the research efforts of DGI BioTechnologies, the Company's drug lead discovery operation.


                               Financial Condition
                               -------------------

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1998, Cash and Cash Equivalents decreased to $3,231,000 from $3,968,000 at December 31, 1997. The decrease in cash resulted primarily from the net loss for the period of $943,000, an increase in inventories of $1,746,000, and a decrease in accounts payable and accrued expenses of $416,000, partially offset by a decrease in accounts receivable of $2,458,000.

Work-in-process inventories increased to $3,480,000 at June 30, 1998 from $2,668,000 at December 31, 1997, primarily as a result of contracts for custom bioprocess systems which will be delivered during the third and fourth quarters. Finished goods inventories increased to $5,766,000 at June 30, 1998 from $4,701,000 at December 31, 1997, as a result of less than anticipated sales during the period.

Cash Flows from Operating Activities
------------------------------------

During the period ended June 30, 1998 and 1997 net cash used by operating activities amounted to $215,000 and $1,100,000, respectively. The primary reasons for the $885,000 change between the two periods were a decrease in accounts receivable of $2,530,000 in 1998 vs. a decrease of $1,816,000 in 1997, an increase in inventories of $1,714,000 in 1998 vs. an increase of $2,244,000 in 1997, a decrease in advance payments from customers in 1998 of $120,000 vs. a decrease of $334,000 in 1997 and a decrease in accounts payable and accrued expenses in 1998 of $295,000 vs. a decrease of $733,000 in 1997.

Cash Flows from Investing Activities
------------------------------------

Net cash used by investing activities amounted to $673,000 in 1998 vs. $703,000 in 1997, primarily as a result of additions to property, plant and equipment during 1998 and 1997 as well as from an investment in another entity in 1997.

Cash Flows from Financing Activities
------------------------------------

Net cash provided by financing activities amounted to $145,000 in 1998 vs. cash used of $14,000 in 1997. The 1998 amount includes $167,000 from the exercise of stock options and $44,000 from the issue of shares under the Company's Employee Stock Purchase Plan, partially offset by the repayment of long-term debt. The 1997 amount includes $8,000 from the exercise of stock options and $38,000 from the issue of shares under the Company's Employee Stock Purchase Plan, partially offset by repayment of long-term debt.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including funding commitments for DGI

BioTechnologies, and its strong unleveraged balance sheet and debt-free real estate provide the basis for any long-term financing if the need should arise.

Recent Accounting Pronouncements
--------------------------------

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosure About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted SFAS 131 which does not require interim period reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosures in its Form 10-K filing for the year ended December 31, 1998. This statement does not have any effect on the results of operations or financial position of the Company.

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company does not believe that this statement will have a material impact on the financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

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

                                           NEW BRUNSWICK SCIENTIFIC CO., INC.
                                           ----------------------------------
                                                       (Registrant)




Date: August 10, 1998                      /s/ Ezra Weisman
                                           ----------------------------------
                                           Ezra Weisman
                                           President
                                           (Chief Executive Officer)




                                           /s/ Samuel Eichenbaum
                                           ----------------------------------
                                           Samuel Eichenbaum
                                           Vice President - Finance
                                           (Principal Accounting Officer)