Form 10-Q
period 1998-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1998-11-13
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended September 30, 1998              Commission File No. 0-6994
                                                                          ------




                       NEW BRUNSWICK SCIENTIFIC CO., INC.




State of Incorporation - New Jersey                            E. I. #22-1630072
                                                                     -----------


                    44 Talmadge Road, Edison, N.J. 08818-4005


                   Registrant's Telephone Number: 732-287-1200
                                                  -------------




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


There are 4,762,259 Common shares outstanding as of November 6, 1998.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index



                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION:

           Item 1:

               Consolidated Condensed Balance Sheets -
                September 30, 1998 and December 31, 1997                       3

               Consolidated Condensed Statements of Operations -
                Three and Nine Months Ended September 30, 1998 and 1997        4

               Consolidated Condensed Statements of
                Cash Flows - Nine Months Ended September 30, 1998 and 1997     5

               Consolidated Condensed Statements of Comprehensive
                Operations - Three and Nine Months Ended September 30, 1998
                and 1997                                                       6

               Notes to Consolidated Condensed Financial
                Statements                                                     7

           Item II:

               Management's Discussion and Analysis of Results
                of Operations and Financial Condition                          8


PART II.   OTHER INFORMATION                                                  12

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except for share data)


                                     ASSETS

                                                  September 30,     December 31,
                                                      1998             1997
                                                  -------------     ------------
Current Assets                                     (Unaudited)
--------------
   Cash and cash equivalents                        $  2,211         $ 3,968
   Accounts receivable, net                            9,052          10,602
   Refundable income taxes                               178             314
   Deferred income tax benefit                           134             134
   Inventories:
       Raw materials and sub-assemblies                7,617           7,493
       Work-in-process                                 3,775           2,668
       Finished goods                                  5,143           4,701
                                                    --------         -------
           Total inventories                          16,535          14,862

   Prepaid expenses and other current assets           2,079           1,819
                                                    --------         -------
       Total current assets                           30,189          31,699
                                                    --------         -------
Property, plant and equipment, net                     5,656           5,354
Other assets                                           1,063           1,037
                                                    --------         -------

                                                    $ 36,908         $38,090
                                                    ========         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
-------------------
   Current installments of long-term debt           $     27         $   110
   Accounts payable and accrued expenses               6,603           7,709
                                                    --------         -------
       Total current liabilities                       6,630           7,819
                                                    --------         -------
Long-term debt, net of current installments              239             247
                                                    --------         -------
Shareholders' equity:
   Common stock, $.0625 par value, authorized
    25,000,000 shares; shares issued and
    outstanding, 1998 - 4,762,259 and 1997 -
    4,204,845 net of shares held in treasury,
    1998 - 430,063 and 1997 - 390,967                    298             263
   Capital in excess of par                           28,317          23,854
   Retained earnings                                   2,400           7,085
   Accumulated other comprehensive loss                 (610)         (1,115)
   Notes receivable from exercise of stock options      (366)            (63)
                                                    --------         -------
       Total shareholders' equity                     30,039          30,024
                                                    --------         -------
                                                    $ 36,908         $38,090
                                                    ========         =======

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                                  -------------                       -------------
                                                              1998              1997             1998              1997
                                                              ----              ----             ----              ----
Net sales                                                   $11,711            $9,856          $32,737           $31,468

Operating costs and expenses:
  Cost of sales                                               7,074             5,723           20,049            19,203
  Selling, general and administrative expenses                3,381             3,062           10,372             9,525
  Research, development and engineering expenses              1,208             1,024            3,548             3,113
                                                            -------            ------          -------           -------
    Total operating costs and expenses                       11,663             9,809           33,969            31,841
                                                            -------            ------          -------           -------
Income (loss) from operations                                    48                47           (1,232)             (373)

Other income (expense):
  Interest income                                                29                35               91               108
  Interest expense                                               (1)              (26)              (6)              (53)
  Other income (expense), net                                   (10)               (3)             (29)               (7)
                                                            -------            ------          -------           -------
                                                                 18                 6               56                48
                                                            -------            ------          -------           -------
Income (loss) before income taxes                                66                53           (1,176)             (325)
Income taxes (benefit)                                           16                11             (283)              (65)
                                                            -------            ------          -------           -------
Net income (loss)                                           $    50            $   42          $  (893)          $  (260)
                                                            =======            ======          =======           =======
Basic earnings (loss) per share                           $     .01         $     .01        $    (.19)        $    (.06)
                                                            =======            ======          =======           =======
Diluted earnings (loss) per share                         $     .01         $     .01        $    (.19)        $    (.06)
                                                            =======            ======          =======           =======
Basic weighted average number of
 shares outstanding                                           4,720             4,619            4,671             4,614
                                                            =======            ======          =======           =======
Diluted weighted average number of
 shares outstanding                                           4,797             4,691            4,671             4,614
                                                            =======            ======          =======           =======

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------

Cash flows from operating activities:
Net loss                                                $ (893)       $ (260)
Adjustments to reconcile net loss to net cash
 used by operating activities:
    Depreciation                                           805           712
    Discount from fair market value upon issue
     of options under stock option plan for
     nonemployee directors                                   -            35
    Change in assets and liabilities:
        Accounts receivable                              1,749         2,067
        Refundable income taxes                            136           100
        Inventories                                     (1,584)       (2,888)
        Prepaid expenses and other current assets         (239)          (41)
        Accounts payable and accrued expenses             (985)         (621)
        Advance payments from customers                   (172)          610
                                                        ------        ------
Net cash used by operating activities                   (1,183)         (286)
                                                        ------        ------

Cash flows from investing activities:
    Capital expenditures                                (1,042)         (616)
    Investment                                               -          (250)
    Sale of equipment                                       56            17
                                                        ------        ------
Net cash used by investing activities                     (986)         (849)
                                                        ------        ------

Cash flows from financing activities:
    Repayment of long-term debt                            (77)          (93)
    Proceeds from issue of shares under Employee
     Stock Purchase Plan                                    44            38
    Proceeds from exercise of stock options                359             8
                                                        ------        ------
Net cash provided (used) by financing activities           326           (47)
                                                        ------        ------

Net effect of exchange rate changes on cash                 86          (179)
                                                        ------        ------
Net decrease in cash and cash equivalents               (1,757)       (1,361)
Cash and cash equivalents at beginning of period         3,968         5,196
                                                        ------        ------
Cash and cash equivalents at end of period              $2,211        $3,835
                                                        ======        ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                            $    7        $   54
    Income taxes                                           100           363

Non-cash financing activities:
    Notes received upon exercise of stock options         (303)            -

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                                  -------------                       -------------
                                                              1998             1997             1998            1997
                                                              ----             ----             ----            ----
Net income (loss)                                             $ 50            $  42            $(893)         $  (260)

Other comprehensive income (loss):
  Foreign currency translation adjustment                      322             (138)             505             (869)
                                                              ----            -----            -----          -------
Net comprehensive income (loss)                               $372            $( 96)           $(388)         $(1,129)
                                                              ====            =====            =====          =======

See notes to consolidated condensed financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Interim results:

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of September 30, 1998 and the results of its operations and cash flows for the nine months ended September 30, 1998 and 1997. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Earnings (loss) per Common share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options which have been issued by the Company. The weighted average number of shares outstanding for the three and nine month periods ended September 30, 1997, have been restated to reflect a 10% stock dividend distributed on May 15, 1998.


Note 3 - Consolidated condensed statements of shareholders' equity:

                                                            Nine Months Ended
                                                              September 30,
                                                           ---------------------
                                                            1998          1997
                                                           ------        ------
                                                              (In thousands)

Balance at beginning of period                            $30,024       $29,188
Net loss                                                     (893)         (260)
Other comprehensive income (loss)                             505          (869)
Discount from fair market value upon issue of options
 under stock option plan
 for nonemployee directors                                      -            35
Issue of shares under Employee Stock Purchase Plan             44            38
Stock option exercises (including tax benefits
 of $127,000 in 1998)                                         662             8
Notes receivable from exercise of stock options              (303)            -
                                                          -------       -------
Balance at end of period                                  $30,039       $28,140
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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and nine months ended September 30, 1998.

                              Results of Operations
                              ---------------------

Quarter Ended September 30, 1998 vs. Quarter Ended September 30, 1997.
----------------------------------------------------------------------
For the quarter ended September 30, 1998, net sales were $11,711,000 compared with net sales of $9,856,000 for the quarter ended September 30, 1997, an increase of 18.8%. Net income for the 1998 quarter of $50,000 or $.01 per diluted share compares with net income of $42,000 or $.01 per diluted share for the third quarter of 1997.

During the quarter ended September 30, 1998, shipments of custom bioprocess systems were significantly higher than in the comparable 1997 quarter. Sales of core products in the U.S. and European markets also increased, however, there has been a decrease in export sales, particularly to Asia due to the adverse financial situation in that part of the world.

Cost of sales as a percentage of net sales increased to 60.4% for the quarter ended September 30, 1998 from 58.1% for the comparable 1997 quarter due primarily to the higher shipments of custom bioprocess systems which carry lower profit margins than core products.

Selling, general and administrative expenses increased due to normal annual increases and as the result of an effort to strengthen the Company's sales and service capabilities.

Research, development and engineering expenses increased to $1,208,000 in the 1998 quarter from $1,024,000 in the third quarter of 1997 due primarily to the strengthening of the Company's bioprocess engineering division as well as its new product development efforts and included $535,000 and $475,000, respectively, for the quarters ended September 30, 1998 and 1997 related to costs to support the research efforts of DGI BioTechnologies, the Company's drug lead discovery operation.

The reduction in interest expense in the 1998 period is the result of the 1997 period including interest costs related to the settlement of tax audits.

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997
-----------------------------------------------------------------------------

For the nine months ended September 30, 1998, net sales were $32,737,000 compared with net sales of $31,468,000 for the nine months ended September 30, 1997. The net loss for the 1998 period of $893,000 or $.19 per diluted share compares with a net loss of $260,000 or $.06 per diluted share for the nine months ended September 30, 1997.

Selling, general and administrative expenses increased due to normal annual increases and as the result of an effort to strengthen the Company's sales and service capabilities.

Research, development and engineering expenses increased to $3,548,000 in the 1998 period from $3,113,000 in the first nine months of 1997 due primarily to the strengthening of the Company's bioprocess engineering division as well as its new product development efforts and included $1,572,000 and $1,449,000, respectively, for the nine months ended September 30, 1998 and 1997 related to costs to support the research efforts of DGI BioTechnologies, the Company's drug lead discovery operation.

The reduction in interest expense in the 1998 period is the result of the 1997 period including interest costs related to the settlement of tax audits.

The increase in the loss from operations in the 1998 period over the 1997 period is directly attributable to the increased operating expenses indicated above.

                               Financial Condition
                               -------------------

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 1998, Cash and Cash Equivalents decreased to $2,211,000 from $3,968,000 at December 31, 1997. The decrease in cash resulted primarily from the net loss for the period of $893,000, an increase in inventories of $1,673,000, and a decrease in accounts payable and accrued expenses of $1,106,000, partially offset by a decrease in accounts receivable of $1,550,000.

Work-in-process inventories increased to $3,775,000 at September 30, 1998 from $2,668,000 at December 31, 1997, primarily as a result of contracts for custom bioprocess systems which will be delivered during the fourth quarter.

Cash Flows from Operating Activities
------------------------------------
During the period ended September 30, 1998 and 1997 net cash used by operating activities amounted to $1,183,000 and $286,000, respectively. The primary reasons for the $897,000 change between the two periods were a decrease in accounts receivable of $1,749,000 in 1998 vs. a decrease of $2,067,000 in 1997 a decrease in advance payments from customers in 1998 of $172,000 vs. an increase of $610,000 in 1997, a decrease in accounts payable and accrued expenses in 1998 of $985,000 vs. a decrease of $621,000 in 1997 and the net loss of $893,000 in 1998 vs. the net loss of $260,000 in 1997 and were partially offset by an increase in inventories of $1,584,000 in 1998 vs. an increase of $2,888,000 in 1997.

Cash Flows from Investing Activities
------------------------------------
Net cash used by investing activities amounted to $986,000 in 1998 vs. $849,000 in 1997, primarily as a result of additions to property, plant and equipment during 1998 and 1997 as well as from an investment in another entity in 1997.

Cash Flows from Financing Activities
------------------------------------
Net cash provided by financing activities amounted to $326,000 in 1998 vs. cash used of $47,000 in 1997. The 1998 amount includes $359,000 from the exercise of stock options of which includes $127,000 of related tax benefits and $44,000 from the issue of shares under the Company's Employee Stock Purchase Plan, partially offset by the repayment of long-term debt. The 1997 amount includes $8,000 from the exercise of stock options and $38,000 from the issue of shares under the Company's Employee Stock Purchase Plan, partially offset by repayment of long-term debt.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including funding commitments for DGI BioTechnologies, and its strong unleveraged balance sheet and debt-free real estate provide the basis for any long-term financing if the need should arise.

Year 2000
---------
The Company has no internally developed software that it utilizes for its operations, but uses Version 11 of Computer Associates ManMan Classic software, a total MRPII system which it employs for its manufacturing, sales and accounting needs and Windows NT which is used for the Company's network. Management believes, based on the representations of the software companies that both of these software packages are Year 2000 (Y2K) compliant. In addition, the Company uses a number of computer controlled machine tools which it is in the process of evaluating, as well as numerous personal computers, some of which are not Y2K compliant but are scheduled to be replaced in the normal course of business during 1999.

Most of the Company's products have no date functions and consequently do not have a Y2K problem with the exception of its process control software products which do have data related functions but with one exception are Y2K compliant. The exception is a now obsolete DOS-based process control system introduced in 1987 for which a Y2K compliant upgrade is available.

The Company has sent letters to the majority of its suppliers requesting information as to their readiness for the Y2K and is in the process of evaluating responses. The Company expects to complete the survey of its suppliers during the first quarter of 1999 and make changes as it sees necessary in order to ensure that its operations are not negatively affected. The Company also intends to replace obsolete, non-compliant personal computers by the middle of 1999 in the normal course of events since these older machines are not capable of running the latest software upgrades. Any costs which will be incurred as the result of the acceleration of purchases due to Y2K considerations are not material to the consolidated financial statements.

The Company is beginning the process of developing business contingency plans to mitigate the risk of the potential of a noncompliant vendor or system and will continue to assess its exposure to possible Y2K problems or potential disruptions. Based upon all of the information it has developed to date, Management believes that no disruptions will occur in the Company's operations. However, the Company is subject to financial and other risks should the Company or a third party vendor or service provider be unable to resolve issues related to the Year 2000.

Costs of addressing the Year 2000 issue have not been material to date and, based on information gathered to date from the Company and its vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

Euro Conversion
---------------
On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") - are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euro, and will redenominate outstanding sovereign debt. Presently, the Company does not believe that, the euro-conversion will have a material operational or financial impact.

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

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEW BRUNSWICK SCIENTIFIC CO., INC.
                                     -------------------------------------------
                                                 (Registrant)




Date: November 13, 1998              /s/ Ezra Weisman
                                     -------------------------------------------
                                     Ezra Weisman
                                     President
                                     (Chief Executive Officer)




                                     /s/ Samuel Eichenbaum
                                     -------------------------------------------
                                     Samuel Eichenbaum
                                     Vice President - Finance
                                     (Principal Accounting Officer)

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                       Exhibit                               Page No.
-----------                       -------                               --------
   27             Financial Data Schedule Attached
                  (Filed electronically with SEC only)