Form 10-K405
period 1998-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1999-03-29
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                          Commission File Number 0-6994

                       NEW BRUNSWICK SCIENTIFIC CO., INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1630072
------------------------                --------------------------------------
(State of incorporation)                (I.R.S. Employer Identification Number)

                    44 Talmadge Road, Edison, N.J. 08818-4005
                   -------------------------------------------
                          (Address of principal office)

                  Registrant's telephone number: (732) 287-1200
                                                ----------------

Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

                                                       Name of each exchange
    Title of each class                                 on which registered
   ---------------------                               ----------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,798,230 as of February 10, 1999. This figure was calculated by reference to the high and low prices of such stock on February 10, 1999.

The number of shares outstanding of the Registrant's Common stock as of February 10, 1999: 4,770,444
                   -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 1998, are incorporated in Part III herein.

The EXHIBITS INDEX is on Page 44.

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

                  DGI BioTechnologies, LLC. (DGI) was established in 1995 by the Company to develop and commercialize a novel technology, the Diogenesis(TM) process, that facilitates the discovery of new drugs. DGI is more than eighty percent (80%) owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. Diogenesis(TM) is being developed to provide the pharmaceutical and biotechnology industries with site-directed assay systems to rapidly generate small, orally available, organic drug leads. Unlike other techniques, leads generated by DGI's process will uniformly possess the defining characteristics of effective drugs: activity, selectivity and affinity for the biological target.

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

                  The founders of DGI hold options which can be exercised under certain conditions and the employees, certain consultants and the Board of Managers have been issued options, which if exercised, in the aggregate represent approximately 13.3% of DGI.

                  NBS was incorporated in 1958 as the successor to a business founded in 1946 by David and Sigmund Freedman, its principal stockholders and two of its directors and executive officers. The Company owns its 243,000 square foot headquarters and primary production facility located on 17 acres of land in Edison, New Jersey.

                  Products

                  Fermentation Equipment and Bioreactors. A fermentor is a device used to create, maintain and control the physical, chemical, and biochemical environmental conditions required for growing bacteria, yeast, fungi and other similar microorganisms. Bioreactors serve an identical purpose for the propagation of animal and plant cells. The Company's fermentors and bioreactors range in size from small research models to large systems that are used in cGMP production facilities. The larger systems are typically sold under contract. The number of larger systems sold in any reporting period may materially affect the sales and profitability of the Company.

                  NBS has supplied fermentors and bioreactors to universities, biotechnology and pharmaceutical company laboratories since the 1950's. NBS' fermentors and bioreactors are being used for applications which have received increased attention in the scientific and commercial community; namely, applications using microorganisms engineered by recombinant DNA techniques; immunology; and the production of monoclonal antibodies. Animal and plant cells as well as bacteria and viruses are usually grown on a small scale for research purposes. As the process is scaled up (i.e., replicated, using larger volumes), physical and chemical parameters, such as pH, vessel pressure and chemical composition may change, and the equipment used may require increasingly sophisticated control systems. Scale-up, which is one of the important uses of the Company's pilot scale systems is a complex technical procedure critical to successful commercialization of biological processes. Pilot scale systems may be used to set parameters or to determine the feasibility of production at greater volumes, depending upon the goal of the customer. Particularly in the area of bioreactors, the Company has developed unique designs and has applied for patents to protect its technology. The Company's fermentors and bioreactors incorporate sophisticated instrumentation systems to measure, record and control a multiplicity of process variables.

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

                  Biological Shakers. Biological shakers perform a function similar to fermentors and bioreactors, as they are also used in the process of propagating biological cultures. Shakers agitate flasks under controlled conditions containing biological cultures in a liquid media in which nutrients are dissolved. Nutrients are the source of energy needed for growth, while shaking furnishes the dissolved oxygen needed to permit life processes to take place within the microorganism. NBS Shakers are in worldwide use in biological laboratories for research, development, and in some cases, for production of various medical, biological and chemical products. In addition, shakers are widely used in microbiological and recombinant DNA research.

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

                  The Company currently manufactures three distinct lines of shakers. Its INNOVA(R) line, which is its most sophisticated shaker, its original Gyrotory(R) shaker line, and, its "Classic" Line, which was introduced in early 1997. The Classic line is intended primarily for sale to distributors and is expected to supercede the original Gyrotory(R) line in the near future.

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

                  The raw materials used by the Company include stainless steel, carbon steel, copper, brass, aluminum and various plastics. Some components are purchased from others, including pumps, compressors, plumbing fittings, electrical and electronic components, gauges, meters, motors, glassware and general purpose hardware. Many of these components are built to the Company's specifications. NBS is not dependent upon any single supplier for any raw material or component, but delay in receipt of key components can affect the manufacturing schedule.

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

                  Marketing and Sales

                  The Company sells its equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology, and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of Federal, State and Municipal government departments and agencies in the United States. While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers and generally requires progress payments for the purchase of custom bioprocess equipment.

                  NBS also sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions, and governments. The major portion of its foreign sales are made in Canada, Western Europe, the Middle East, China, Japan and Australia. NBS also sells its products in the former Soviet Union, Eastern Europe, Africa, other Asian countires and Latin America. These sales may be substantially affected by changes in the capital investment policies of foreign governments, or by the availability of hard currency.

                  Fisher Scientific is the exclusive U.S. distributor of the Company's Classic line of biological shakers. While Fisher is the exclusive U.S. distributor for these NBS Shakers and media preparation equipment, NBS markets and sells its shakers and other products on a direct basis as well. Fisher also distributes a few selected INNOVA models.

                  For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 1998, see Note 9 of Notes to Consolidated Financial Statements under the heading "Operations by Geographic Areas." Export sales consist of all sales by the Company's Domestic Operations to customers located outside the United States. Hence, foreign sales include export sales.

                  Substantially all of the orders of the Company's domestic operations, including export orders are booked in United States dollars and are payable promptly upon delivery of the equipment. The Company's wholly owned European subsidiaries book orders for equipment in local currencies and in some instances in U.S. dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the dollar have had an impact upon the Company's consolidated financial statements, as measured in United States dollars.

                  Export sales are influenced by changes in the exchange rate of the dollar as those changes affect the cost of the Company's equipment to foreign purchasers. Certain countries, particularly those in Eastern Europe and the former Soviet Union, may not be able to make substantial capital purchases in dollars for economic or political reasons.

                  NBS maintains five European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited in England, NBS Benelux B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, New Brunswick Scientific NV/SA in Belgium and New Brunswick Scientific S.a.r.l. in France. In mid-December 1998, the Company acquired for an insignificant amount the assets of Inceltech, a small fermentor manufacturing company located in Toulouse, France and established NBS/Inceltech as part of the Company's existing French subsidiary New Brunswick Scientific Sarl. Inceltech had a customer base in southern France and the United Kingdom which NBS/Inceltech will continue to serve. Foreign sales of the Company's standard products (i.e., those listed in its product catalogs) are generally made directly by these subsidiaries.

                  At December 31, 1998, NBS had a backlog of unfilled orders of approximately $8,726,000, compared with $7,858,000 at the end of 1997. The December 31, 1998 backlog was comprised of orders for standard equipment as well as orders for larger systems. NBS expects to fill all of its existing backlog during the coming year.

                  One customer based in the United States accounted for approximately 11.6%, 12.0% and 10.0%, respectively, of consolidated net sales during the years ended December 31, 1998, 1997 and 1996.

                  Research and Development

                  Research and development expenditures, all of which are sponsored by the Company, amounted to $2,995,000, in 1998, $2,637,000 in 1997 and $2,141,000 in 1996.

                  Twenty-Seven (27) of the Company's professional employees were engaged full time in research and development activities.

                  Investment in Organica, Inc.

                  Since November 1994, the Company has invested $950,000 (less than a twenty-percent interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. Organica isolates and cultures naturally occurring microorganisms and fungi and blends them with various nutrient sources and carriers to create its products, which are offered as alternatives to various hazardous products. Organica has focused primarily on natural turf products, compost accelerators, hydrocarbon remediation products and non-caustic drain openers.

                  Competition

                  The competitive factors affecting the Company's position as a manufacturer of biotechnology equipment include availability, reliability, ease of operation, the price of its products, its responsiveness to the technical needs and service requirements of customers, and product innovation.

                  NBS encounters competition from approximately 11 domestic and 15 foreign competitors in the sale of its products. The Company's principal competitor in the sale of fermentation equipment and bioreactors both in the United States and overseas is B. Braun Biotech, a German company. Additional competitors include L.E. Marubishi Co., Ltd. located in Japan; Applikon, B.V., located in The Netherlands; and Abec, located in Pennsylvania. Although financial information concerning these firms is not readily available, the Company believes that many of its competitors have substantially greater financial resources than the Company.

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

                  Employees

                  NBS employs approximately 433 people, including 222 people engaged in manufacturing and supervision, 56 in research, development and engineering (including 17 employed by DGI), 109 in sales and marketing, and 46 in administrative and clerical duties. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 1999. The Company considers its labor relations to be good.

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

                  Cautionary Statement

                  Statements included herein which are not historical facts are forward looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, consistency in the level of orders for custom bioprocess systems, the ability of DGI to achieve its scientific objectives and enter into corporate partnering and/or licensing agreements, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

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

                  The Company's wholly-owned European subsidiaries lease facilities as follows: New Brunswick Scientific (UK) Limited - 17,000 square feet, New Brunswick Scientific, S.a.r.l.

- approximately 27,000 square feet, NBS GmbH - 1,400 square feet and New Brunswick Scientific NV/SA - 825 square feet.

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

                                                     HIGH            LOW
                                                     ----            ---
     1997
          First Quarter                             $ 8.25          $ 6.50
          Second Quarter                              8.00            6.25
          Third Quarter                               7.25            6.00
          Fourth Quarter                              9.50            6.88

     1998
          First Quarter                             $ 9.40          $ 6.82
          Second Quarter                             13.00            8.63
          Third Quarter                               8.94            4.00
          Fourth Quarter                              7.38            5.25

     1999
          First Quarter
           (through February 10, 1999)              $ 7.28          $ 4.88

                  (B) The number of holders, including beneficial owners, of NBS' Common stock as of February 10, 1999, is 1,467.

                  (C) NBS paid 10% Common stock dividends on May 15, 1998 and 1997.

Item 6.           SELECTED FINANCIAL DATA

                  The following table sets forth-selected consolidated financial information regarding the Company's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

                                                                Year Ended December 31,
                                             -------------------------------------------------------------------
                                             1998           1997            1996           1995            1994
                                                          (In thousands, except per share amounts)
         Net sales                           $46,495         $45,596        $42,927         $39,085        $38,789

         Net income (loss)                      (156)          1,012            882           1,172          1,068

         Basic earnings (loss)
          Per Share (a)                         (.03)            .22            .19             .26            .23

         Diluted earnings (loss)
          per Share (a)                         (.03)            .21            .19             .25            .23

         Total assets (b)                     39,323          38,090         37,226          35,685         34,504

         Long-term debt, net of
          current installments (b)               239             247            401             564            665

         Cash dividends per
          Share                                    -               -              -             .05              -

        (a) Adjusted to reflect 10% stock dividend distributed on May 15, 1998.
        (b) At year-end

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Statements included herein which are not historical facts are forward looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, consistency in the level of orders for custom bioprocess systems, the ability of DGI to achieve its scientific objectives and enter into corporate partnering and/or licensing agreements, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

                              Results of Operations

                  1998 vs. 1997

                  For the year ended December 31, 1998, the Company incurred a net loss of $156,000 or $.03 per diluted share on net sales of $46,495,000 compared with net income of $1,012,000 or $.21 per diluted share on net sales of $45,596,000 for the year ended December 31, 1997.

                  In 1998, U.S. domestic sales increased 21.6%, but were offset by a 14.2% decrease in international sales resulting in an overall increase in consolidated net sales of 2%. International sales were affected by the Asian financial crisis and its spread to other areas of the world where the Company does business.

                  Gross profit as a percentage of sales declined to 39.3% in 1998 from 40.1% in 1997 as a result of increased shipments in 1998 of custom bioprocess systems which carry lower profit margins than core products. Selling, general and administrative expenses increased to $13,801,000 in 1998 from $13,086,000 in 1997 due to normal annual increases and as the result of an effort to strengthen the Company's sales and service capabilities.

                  Research, development and engineering expenses increased to $4,843,000 in 1998 from $4,139,000 in 1997 due primarily to the strengthening of the Company's bioprocess engineering division as well as its new product development efforts and also included $2,196,000 and $1,923,000, respectively, for 1998 and 1997 to support the research efforts of DGI BioTechnologies, the Company's drug lead discovery operation.

                  Interest income decreased to $114,000 in 1998 from $149,000 in 1997 due to a lower level of invested cash and lower interest rates.

                  The reduction in interest expense in 1998 is primarily the result of the inclusion in 1997 of interest costs related to the settlement of tax audits.

                  The increase in other expense to $43,000 in 1998 from $9,000 in 1997 is primarily due to costs related to the disposal of fixed assets.

                  The Company incurred a loss of $36,000 related to the joint venture entered into during 1998.

                  During 1998, the U.S. dollar remained stable against the currencies of the European countries where the Company has subsidiary operations resulting in virtually no effect on income from foreign operations. The effects of balance sheet translation resulted in a currency translation adjustment of $622,000 which is reflected as a component of accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet.

                  1997 vs. 1996

                  For the year ended December 31, 1997, the Company had net income of $1,012,000 or $.21 per diluted share on net sales of $45,596,000 compared with net income of $882,000 or $.19 per diluted share on net sales of $42,927,000 for the year ended December 31, 1996.

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

                               Financial Condition

                  Liquidity and Capital Resources

                  During the year ended December 31, 1998 work-in-process inventories increased to $3,457,000 from $2,668,000 for the year ended 1997 primarily as a result of contracts for custom bioprocess systems which will be delivered during the first quarter 1999. Inventories of finished goods increased to $5,375,000 at the end of 1998 compared with $4,701,000 at the end of 1997. The increase in finished goods is due primarily to equipment which was shipped prior to December 31, 1998 but had terms of FOB destination and therefore was added back to inventory and not recorded as a 1998 sale.

                  Cash Flows from Operating Activities

                  During the year ended December 31, 1998 net cash provided by operating activities amounted to $659,000 as compared to net cash used of $45,000 during the year ended December 31, 1997. The primary reasons for the $704,000 net increase from 1997 to 1998 were: a decrease in accounts receivable of $721,000 in 1998 as compared to an increase of $964,000 in 1997; an increase in inventories of $905,000 in 1998 as compared to an increase of $2,171,000 in 1997 offset by a net loss of $156,000 in 1998 as compared to net income of $1,012,000 in 1997; and an increase in the deferred income tax benefit of $361,000 in 1998 as compared to $37,000 in 1997.

                  Cash Flows from Investing Activities

                  Net cash used in investing activities was $1,234,000 in 1998 as compared to $965,000 in 1997, primarily as a result of additions to property, plant and equipment in both years as well as from an investment in another entity in 1997.

                  Cash Flows from Financing Activities

                  Net cash provided by financing activities amounted to $334,000 in 1998 as compared to net cash used of $47,000 in 1997. The 1998 amount includes $449,000 as proceeds from the issuance of shares under stock purchase and options plans partially offset by the repayment of long-term debt. The 1997 amount reflects the repayment of long-term debt, partially offset by proceeds from the issuance of shares under stock purchase and option plans.

                  Management believes that the resources available to the Company, including a $21 million revolving line of credit which the Company is in the process of closing with First Union National Bank, are sufficient to meet its near and intermediate-term needs.

                                  Other Matters

                  Recently Issued Accounting Standards

                  In June 1997, Statement of Financial Accounting Standards
(SFAS) No. 131 "Disclosure About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. As required, the Company has adopted the disclosures required by SFAS No. 131 in its 1998 consolidated financial statements.

                  In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company does not believe that this statement will have a material impact on the consolidated financial statements.

                  Drug Lead Discovery Business

                  In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, L.L.C. (DGI), is majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 1998 and 1997 earnings and will continue to do so during the balance of its development phase, which is expected to last through 1999. During 1998 and 1997, $2,196,000 and $1,923,000, respectively, were charged to operations. It is currently anticipated that expenditures for 1999 will exceed $3,000,000. This amount could be affected by revenues from licensing agreements and other corporate collaborations which are currently being pursued.

                  Year 2000 Issues

                  The Company has no internally developed software that it utilizes for its operations, but uses Version 11 of Computer Associates ManMan Classic software, a total MRPII system which it employs for its manufacturing, sales and accounting needs and Windows NT which is used for the Company's network. Management believes, based on the representations of the software companies, that both of these software packages are Year 2000 (Y2K) compliant. In addition, the Company uses a number of computer controlled machine tools which are all Y2K compliant.

                  Most of the Company's products have no date functions and consequently do not have a Y2K problem with the exception of its process control software products which do have data related functions but with one exception are Y2K compliant. The exception is a now obsolete DOS-based process control system introduced in 1987 for which a Y2K compliant upgrade is available.

                  The Company has sent letters to the majority of its suppliers and companies accounted for using the equity method requesting information as to their readiness for the Y2K and is in the process of evaluating responses. The Company expects to complete the survey of its suppliers during the first quarter of 1999 and make changes as it sees necessary in order to ensure that its operations are not negatively affected. The Company also intends to replace obsolete, non-compliant personal computers by the middle of 1999 in the normal course of events since these older machines are not capable of running the latest software upgrades. Any costs which will be incurred as the result of the acceleration of purchases due to Y2K considerations are not material to the consolidated financial statements.

                  The Company is in the process of developing business contingency plans to mitigate the risk of the potential of a noncompliant vendor or system and will continue to assess its exposure to possible Y2K problems or potential disruptions. Based upon all of the information it has developed to date, Management believes that no disruptions will occur in the Company's operations. However, the Company is subject to financial and other risks should the Company or a third party vendor or service provider be unable to resolve issues related to the Year 2000.

                  Costs of addressing the Year 2000 issue have not been material to date and, based on information gathered to date from the Company and its vendors, are not currently expected to have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

                  Euro Conversion

                  On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. The participating countries adopted the Euro as their common legal currency on that date. As of January 1, 1999, a newly created European Central Bank was established to control monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis.

                  The Company has initiated and is evaluating on an on-going basis the effects, if any, of the Euro conversion upon its business. Factors being considered include, but are not limited to: the possible impact of the Euro conversion on revenues, expenses and income from operations, the ability to adapt information technology to accommodate Euro-denominated transactions, the market risks with respect to financial instruments, the continuity of material contracts, and the potential tax consequences.

                  The Company does not believe that the Euro-conversion will have a material operational or financial impact.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts

                          Independent Auditors' Report




The Board of Directors and Shareholders
New Brunswick Scientific Co., Inc.:

We have audited the consolidated financial statements of New Brunswick Scientific Co., Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG LLP

Short Hills, New Jersey
February 10, 1999

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                      (In thousands, except for share data)


                                                                                        1998             1997
                                                                                        ----             ----
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                            $  3,793         $  3,968
  Accounts receivable, net of allowance for
   doubtful accounts, 1998 - $235 and 1997 - $284                                        10,230           10,602
  Refundable income taxes                                                                   173              314
  Deferred income taxes (Note 7)                                                            134              134
  Inventories (Note 2)                                                                   15,923           14,862
  Prepaid expenses and other current assets                                               2,025            1,819
                                                                                       --------         --------
          Total current assets                                                           32,278           31,699
                                                                                       --------         --------

Property, plant and equipment, net (Notes 3 and 5)                                        5,622            5,354
Deferred income taxes (Note 7)                                                              361             --
Other assets (Note 4)                                                                     1,062            1,037
                                                                                       --------         --------

                                                                                       $ 39,323         $ 38,090
                                                                                       ========         ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (Note 5)                                      $     27         $    110
  Accounts payable and accrued expenses (Note 6)                                          8,118            7,709
                                                                                       --------         --------
          Total current liabilities                                                       8,145            7,819
                                                                                       --------         --------

Long-term debt, net of current installments (Note 5)                                        239              247

Other liabilities (Note 8)                                                                  492             --

Commitments and contingencies (Note 12)

Shareholders' equity (Note 9):
  Common stock, $0.0625 par; authorized 25,000,000 shares; issued and outstanding, 1998 - 4,770,444 shares; 1997 - 4,204,845 shares; net of shares held in treasury, 1998 -
   430,063 and 1997 - 390,967                                                               298              263
  Capital in excess of par                                                               28,361           23,854
  Retained earnings                                                                       3,137            7,085
  Accumulated other comprehensive loss                                                     (985)          (1,115)
  Notes receivable from exercise of stock options                                          (364)             (63)
                                                                                       --------         --------
                                                                                         30,447           30,024
                                                                                       --------         --------

                                                                                       $ 39,323         $ 38,090
                                                                                       ========         ========

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (In thousands, except per share amounts)

                                                       1998                 1997                 1996
                                                       ----                 ----                 ----
Net sales                                            $ 46,495             $ 45,596             $ 42,927

Operating costs and expenses:
  Cost of sales                                        28,242               27,319               26,280
  Selling, general and administrative
   Expenses                                            13,801               13,086               12,179
  Research, development and engineering
   Expenses                                             4,843                4,139                3,633
                                                     --------             --------             --------

Total operating costs and expenses                     46,886               44,544               42,092
                                                     --------             --------             --------

Income (loss) from operations                            (391)               1,052                  835
                                                     --------             --------             --------

Other income (expense):
  Interest income                                         114                  149                  244
  Interest expense                                         (8)                 (71)                 (75)
  Other income (expense), net                             (43)                  (9)                 (26)
  Equity in loss in joint venture company                 (36)                --                   --
                                                     --------             --------             --------

                                                           27                   69                  143
                                                     --------             --------             --------
Income (loss) before income tax expense
 (benefit)                                               (364)               1,121                  978

Income tax expense (benefit) (Note 7)                    (208)                 109                   96
                                                     --------             --------             --------

Net income (loss)                                    $   (156)            $  1,012             $    882
                                                     ========             ========             ========

Basic income (loss) per share                        $   (.03)            $    .22             $    .19
                                                     ========             ========             ========

Diluted income (loss) per share                      $   (.03)            $    .21             $    .19
                                                     ========             ========             ========

Basic weighted average number of shares
 Outstanding                                            4,693                4,616                4,583
                                                     ========             ========             ========

Diluted weighted average number of shares
 Outstanding                                            4,693                4,727                4,643
                                                     ========             ========             ========

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in thousands)

                                                                                                          Notes
                                                                                                        Receivable
                                                                                       Accumulated        From
                                         Common Stock        Capital                      Other          Exercise
                                       ------------------   in Excess     Retained    Comprehensive      Of Stock
                                       Shares      Amount    of Par       Earnings     Income (Loss)      Options      Total
                                       ------      ------    ------       --------     -------------      -------      -----
Balance, January 1, 1996              3,595,651      $225    $19,283       $ 9,488       $  (815)          $  --      $ 28,181

Issue of shares under employee
  stock purchase plan                    13,492         1         75                                                        76
Issue of shares under stock
  option plans                           20,065         1        113                                                       114
5% stock dividend                       179,724        11      1,267        (1,278)                                         --
Net income                                                                     882                                         882
Other comprehensive loss
  adjustment                                                                                  (2)                           (2)
                                      ---------      ----    -------      --------       -------           -----      --------

Balance, December 31, 1996            3,808,932      $238    $20,738       $ 9,092       $  (817)          $  --      $ 29,251

Issue of shares under employee
 stock purchase plan                     13,997         1         78                                                        79
Discount from fair market value
 upon issue of options under
 stock option plan for
 nonemployee directors                                            35                                                        35
Issue of shares under stock
 option plans                             1,050                    8                                                         8
Notes receivable from exercise
 of stock options                                                                                            (63)          (63)
10% stock dividend                      380,866        24      2,995        (3,019)                                         --
Net income                                                                   1,012                                       1,012
Other comprehensive loss
 adjustment                                                                                 (298)                         (298)
                                      ---------      ----    -------      --------       -------           -----      --------

Balance, December 31, 1997            4,204,845      $263    $23,854       $ 7,085       $(1,115)          $ (63)     $ 30,024

Issue of shares under employee
  stock purchase plan                    14,813         1         90                                                        91
Issue of shares under stock
  option plans                          129,430         8        524                                                       532
Tax benefits related to exercise
  of stock options                                               127                                                       127
Notes receivable from exercise
 of stock options                                                                                           (301)         (301)
10% stock dividend                      421,356        26      3,766        (3,792)                                         --
Net loss                                                                      (156)                                       (156)
Other comprehensive income
 Adjustment                                                                                  130                           130
                                      ---------      ----    -------      --------       -------           -----      --------

Balance, December 31, 1998            4,770,444      $298    $28,361       $ 3,137       $  (985)          $(364)     $ 30,447
                                      =========      ====    =======       =======       =======           =====      ========

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                                      1998                1997                1996
                                                                      ----                ----                ----
Cash flows from operating activities:
  Net income (loss)                                                  $  (156)            $ 1,012             $   882
  Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      Depreciation                                                     1,178                 931                 858
      Deferred income taxes                                             (361)                (37)                 91
      Discount from fair market value upon issue of
        Options under stock option plan for
        Nonemployee directors                                           --                    35                --
  Change in related balance sheet accounts:
      Accounts receivable                                                721                (964)             (1,005)
      Refundable income taxes                                            141                  20                (118)
      Inventories                                                       (905)             (2,171)               (310)
      Prepaid expenses and other current assets                         (169)                (37)               (520)
      Accounts payable and accrued expenses                              232                 536                  92
      Advance payments from customers                                    (22)                630                 581
                                                                     -------             -------             -------
   Net cash provided by (used in) operating activities                   659                 (45)                551
                                                                     -------             -------             -------

Cash flows from investing activities:
   Additions to property, plant and equipment                         (1,280)               (733)             (1,355)
   Sale of equipment                                                      46                  18                  22
   Investment in Organica                                               --                  (250)               (400)
                                                                     -------             -------             -------
   Net cash used in investing activities                              (1,234)               (965)             (1,733)
                                                                     -------             -------             -------

Cash flows from financing activities:
   Repayments of long-term debt                                         (115)               (134)               (154)
   Proceeds from issuance of shares under stock
      purchase and option plans                                          449                  87                 128
                                                                     -------             -------             -------
   Net cash provided by (used in) financing activities                   334                 (47)                (26)

Net effect of exchange rate changes on cash                               66                (171)                 22
                                                                     -------             -------             -------
Net decrease in cash and cash equivalents                               (175)             (1,228)             (1,186)
Cash and cash equivalents at beginning of year                         3,968               5,196               6,382
                                                                     -------             -------             -------

Cash and cash equivalents at end of year                             $ 3,793             $ 3,968             $ 5,196
                                                                     =======             =======             =======

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                         $     6             $    58             $    63
    Income taxes                                                         104                 377                 128
Supplemental disclosure of non cash financing activities:
      Notes received upon exercise
        of stock options                                             $   301             $  --               $    63

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                         1998               1997                1996
                                                         ----               ----                ----
Net income (loss)                                      $  (156)            $ 1,012             $   882

Other comprehensive income (loss):
    Foreign currency translation adjustment                622                (723)                (48)

    Pension liability adjustment                          (492)                425                  46
                                                       -------             -------             -------

Net comprehensive income (loss)                        $   (26)            $   714             $   880
                                                       =======             =======             =======
































See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.     Summary of significant accounting policies:

           Principles of consolidation:

           The consolidated financial statements include the accounts of New Brunswick Scientific Co., Inc., its wholly owned subsidiaries and majority owned limited liability company (the Company). All significant intercompany transactions and balances have been eliminated.

           Translation of foreign currencies:

           Translation adjustments for the Company's foreign operations are included as a component of accumulated other comprehensive loss in shareholders' equity. Transaction gains and losses, which are not significant in amount, are included in the consolidated statements of operations as part of "Other income (expense), net."

           Cash and cash equivalents:

           The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents in the statement of cash flows.

           Inventories:

           Inventories are stated at the lower of cost (first in, first out or average) or market. Cost elements include material, labor and manufacturing overhead.

           Property, plant and equipment:

           Property, plant and equipment are stated at cost. Gains and losses resulting from sales or disposals, which are not significant in amount, are included in "Other income (expense), net". The cost of repairs, maintenance and replacements which do not significantly improve or extend the life of the respective assets are charged to expense as incurred.

           Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, generally 33-1/3 years for buildings and 10 years for machinery and equipment.

           Investments:

           In December 1998, the Company acquired the assets of Inceltech, a manufacturer of fermentors and cell culture bioreactors in France, for an immaterial purchase price.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

           The acquisition was accounted for as a purchase and, accordingly, the results of operations of Inceltech (which are immaterial) are included in the Company's results of operations from the date of acquisition. The fair value of the assets acquired approximated the purchase price. The effects of the acquisition and the allocation of the purchase price is immaterial to the consolidated financial statements.

           In June 1998, the Company entered into a joint venture, New Brunswick Scientific Projects Limited, with W.H. Promation Ltd. in the United Kingdom with each party owning 50%. The joint venture specializes in the design and construction of bioprocess systems for the pharmaceutical and biotechnology industries. No monies were invested at inception, however, investments in the joint venture may occur based upon the future needs of the joint venture. This investment is accounted for using the equity method.

           The Company has an investment (representing approximately 14% of the outstanding shares of common stock) in Organica, Inc. Organica manufactures and distributes environmentally friendly products for cleaning, grease removal, and other applications. This investment is accounted for using the cost method.

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

           No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries. These earning have been reinvested to meet future operating requirements and the Company intends to continue such policy for the foreseeable future.

           Earnings per share:

           Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

           stock options which have been issued by the Company. The dilutive effect of stock options was zero, 110,569, and 59,818 shares for the years ended December 31, 1998, 1997, and 1996, respectively. 10% stock dividends were distributed on May 15, 1998 and 1997, respectively, and a 5% stock dividend was distributed on May 15, 1996. The weighted average number of shares outstanding for prior periods have been restated to reflect these dividends.

           Stock option plans:

           Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

           Treasury stock:

           Repurchase of the Company's outstanding Common stock is accounted for by treating the stock as if retired.

           Financial instruments:

           The carrying values of the Company's financial instruments, principally cash and cash equivalents, accounts receivable and accounts payable, accrued expenses, and long-term debt, at December 31, 1998 approximate their estimated fair values. Fair values were determined through a combination of management estimates and information obtained from independent third parties using latest available market data.

           Use of estimates:

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenue and expenses, and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

           generally accepted accounting principles. Actual results could differ from those estimates.

           Impairment of long-lived assets and long-lived assets to be disposed of:

           The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

           Pension and other postretirement plans:

           On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

           Comprehensive income:

           On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, foreign currency translation adjustment, and pension liability adjustment and is presented in the consolidated statements of comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior financial statements have been reclassified to conform to the requirements of SFAS No. 130.

           Segment information:

           As of December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires the Company to disclose financial information on the basis that is used internally for

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

           evaluating segment performance and deciding how to allocate resources to segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

           Reclassifications:

           Certain reclassifications have been made to the prior years presentation to conform to the 1998 presentation.

2.       Inventories:

                                                        1998                 1997
                                                        ----                 ----
                                                               (In thousands)
          Raw materials and sub-assemblies               $7,091              $7,493
          Work-in-process                                 3,457               2,668
          Finished goods                                  5,375               4,701
                                                        -------             -------

                                                        $15,923             $14,862
                                                        =======             =======

3. Property, plant and equipment, net:

                                                        1998                 1997
                                                        ----                 ----
                                                               (In thousands)
          Land                                            $ 800               $ 800
          Buildings and improvements                      4,111               3,983
          Machinery and equipment                        11,689              10,572
                                                       --------            --------
                                                         16,600              15,355
          Less accumulated depreciation                  10,978              10,001
                                                       --------            --------

                                                       $  5,622            $  5,354
                                                       ========            ========

4. Other assets:

       Other assets consists primarily of an investment in Organica, Inc. of $950,000 (representing ownership of less than 20%), carried at cost, as of December 31, 1998 and 1997. Organica, Inc. manufactures and distributes environmentally friendly products for cleaning, grease removal, and other applications.

5. Long-term debt and credit agreement:

       The Company is a party to a mortgage on the facility of the Company's Netherlands subsidiary which bears interest of 7.5% per annum. During the twenty-year term of the mortgage, the Company is obligated to make monthly payments of interest and 80 equal quarterly payments of

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       principal. At December 31, 1998 and 1997, $266,000 and $272,000,
       respectively, was outstanding.

       Aggregate annual maturities of long-term debt are as follows:

               Year ending December 31                         Amount
               -----------------------                         ------
                                                           (In thousands)
                        1999                                   $ 27
                        2000                                     27
                        2001                                     27
                        2002                                     27
                        2003                                     27
                  After 2003                                    131
                                                               ----
                                                               $266

       The Company has a $5 Million Secured Revolving Credit Agreement (the Agreement) with Summit Bank (the Bank), which expires May 31, 1999. The Agreement provides the Company with a facility for both working capital and for letters of credit. In addition, the Bank has provided a $1 million Revolving Line of Credit for equipment acquisition purposes. There are no compensating balance requirements and any borrowings under the Agreement bear interest at the Bank's prime rate. All of the Company's domestic assets, with the exception of its headquarters facility, which are not otherwise subject to lien have been pledged as security for any borrowings under this Agreement. As of and during the years ended December 31, 1998 and 1997, there were no outstanding balances under the Summit Bank facility.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6. Accounts payable and accrued expenses:

                                                              1998                 1997
                                                              ----                 ----
                                                                    (In thousands)
       Accounts payable-trade                                 $ 3,772             $ 2,652
       Accrued salaries, wages and payroll taxes                1,622               1,712
       Accrued foreign dealer commissions                         354                 761
       Advance payments from customers                          1,454               1,476
       Other accrued liabilities                                  916               1,108
                                                              -------             -------
                                                              $ 8,118             $ 7,709
                                                               ======             =======

7. Income taxes:

                                                       1998                 1997               1996
                                                       ----                 ----               ----
                                                                       (In thousands)
       Income (loss) before income taxes:
         Domestic                                    $(1,014)              $ (446)            $ (327)
         Foreign                                         650                1,567              1,305
                                                     -------               ------             ------

                                                     $ (364)               $1,121             $  978
                                                     =======               ======             ======
       Income tax expense (benefit):
         Federal:
           Current                                   $    --                 $  -             $ (106)
           Deferred                                     (361)                 (37)                91
         State-current                                     3                    7                 15
         Foreign-current                                 150                  139                 96
                                                     -------               ------             ------

                                                     $  (208)              $  109             $   96
                                                     =======               ======             ======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                             1998                1997
                                                                             ----                ----
                                                                                 (In thousands)
          Deferred tax asset/(liability):
            Accumulated depreciation                                         $(247)              $(221)
            Inventories                                                        326                 296
            Allowance for doubtful accounts                                     58                  53
            Accrued expenses                                                   231                 184
            Other liabilities                                                 (116)               (162)
            Alternative minimum tax credit carryforward                         88                 138
            Domestic net operating loss carryforward                           588                 107
            Domestic capital loss and contribution carryforwards                10                  69
            Foreign net operating loss carryforwards                            --                 176
                                                                             ------              -----
                                                                               938                 640
          Less:  Valuation allowance                                           443                 506
                                                                             -----               -----

          Net deferred tax asset                                             $ 495               $ 134
                                                                             =====                ====

       The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of $63,000 and $112,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       The domestic net operating loss carryforward is available to offset future taxable income, if any, through 2018.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       The Company's effective income tax rates for 1998, 1997 and 1996 were (57.1)%, 9.7% and 9.8%, respectively. These rates differ from the statutory Federal income tax rates as follows:

                                                                 Percentage of income before taxes
                                                           ----------------------------------------------
                                                             1998              1997              1996
                                                             ----              ----              ----
       Computed "expected" tax expense
        (benefit)                                           (34.0)%            34.0%             34.0%
         Increase (decrease) in taxes resulting
          From:
           Rate differential between U.S. and
             foreign income taxes                             --              (13.0)            (10.0)
           Change in valuation allowance                    (17.3)            (10.0)            (12.7)
           Other                                             (5.8)             (1.3)             (1.5)
                                                            -----             -----             -----

                                                            (57.1)%             9.7%              9.8%
                                                            =====             =====             =====

8. Pension plans:

       The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $124,000, $110,000 and $107,000 in 1998,
       1997 and 1996, respectively.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


       The following table sets forth the U.S. defined benefit plan's benefit obligation, fair value of plan assets and funded status at December 31, 1998 and 1997:

                                                                             1998                1997
                                                                             ----                ----
                                                                                  (in thousands)
       Change in benefit obligation
       Benefit obligation at beginning of year                              $ 5,159             $ 4,693
       Actuarial loss                                                           223                 165
       Service cost                                                             260                 224
       Interest cost                                                            376                 343
       Benefits paid                                                           (306)               (266)
                                                                            -------             -------
       Benefit obligation at end of year                                    $ 5,712             $ 5,159
                                                                            =======             =======

       Change in plan assets
       Fair value of plan assets at beginning of year                       $ 4,635             $ 4,016
       Actual return on plan assets                                             645                 657
       Employer contribution                                                    132                 300
       Benefits paid
                                                                               (306)               (291)
       Other expenses                                                           (47)                (47)
                                                                            -------             -------
       Fair value of plan assets at end of year                             $ 5,059             $ 4,635
                                                                            =======             =======

       Change in prepaid pension cost
       Prepaid benefit cost at beginning of year                            $   502             $   535
       Net periodic pension cost                                               (260)               (333)
       Contributions                                                            132                 300
                                                                            -------             -------
       Prepaid benefit cost at end of year                                  $   374             $   502
                                                                            =======             =======

       Miscellaneous items at end of year
       Funded status                                                        $  (653)            $  (524)

       Unrecognized net transition obligation                               $   149             $   168
       Unrecognized prior service cost                                      $   (31)            $   (35)
       Unrecognized net loss                                                $   908             $   893
       Prepaid benefit cost before additional liability                     $   374             $   502
       Additional liability                                                 $   610             $  --
       Prepaid (accrued) benefit cost after additional liability            $  (236)            $   502
       Intangible asset                                                     $   118             $  --

                                                                             1998                1997              1996
                                                                             ----                ----              ----
                                                                                  (in thousands except percentages)
       Components of net periodic benefit cost
       Service cost                                                         $   207             $   224           $   202
       Interest cost                                                            376                 343               312
       Expected return on plan assets                                          (385)               (305)             (275)
       Transition obligation                                                     19                  19                19
       Amortization of prior service cost                                        (4)                 (4)               (4)
       Recognized net actuarial loss                                             47                  56                53
                                                                            -------             -------           -------
       Net periodic benefit cost                                            $   260             $   333           $   307
                                                                            =======             =======           =======

       Weighted-average assumptions as of  December 31
       Discount rate                                                          7.25%               7.25%             7.25%
       Expected return on plan assets                                         7.50%               7.50%             7.50%
       Rate of compensation increase                                          4.00%               4.00%             4.00%

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       The 1998 minimum additional pension liability is a non cash item which is offset by a direct reduction to shareholders' equity of $492,000. In 1997, there was no additional pension liability.

       The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 1998, 1997 and 1996 was $160,000, $130,000 and $123,000, respectively.

       International pension expense in 1998, 1997 and 1996 was not material. Foreign plans generally are insured or otherwise fully funded.

9. Shareholders' equity:

       The 1997 and 1996 data for the stock options and rights plans described below have been restated to reflect 10% stock dividends which were distributed on May 15, 1998 and 1997, respectively.

       The 1991 Non-Qualified Stock Option Plan (the 1991 Plan) for officers and key employees of the Company provides for the granting of options to purchase up to 728,200 shares of the Company's Common stock. Options are exercisable in five equal installments commencing one year after date of grant. Options expire up to 10 years from the date of grant. The exercise price per share of each option may not be less than the fair market value on the date of grant.

       Shares under option at December 31 are as follows:

                                           1998                         1997                         1996
                                  ---------------------------  --------------------------     --------------------------
                                             Weighted-Average            Weighted-Average               Weighted-Average
                                               Exercise                     Exercise                        Exercise
                                  Shares         Price         Shares         Price            Shares         Price
                                  ------         -----         ------         -----            ------         -----
       Outstanding,
        beginning of
        year                     359,660       $   6.15       224,872       $   4.21           313,487       $   4.40
       Granted                   214,000           5.83       138,600           9.24              --             --
       Exercised                (125,267)          4.04          --             --             (23,325)          4.77
       Cancelled                  (8,549)          5.02        (3,812)          4.03            (4,128)          4.92
       Expired                      --               --          --             --             (61,162)          4.92
                                --------                      -------                         --------
       Outstanding,
        end of year              439,844       $   6.62       359,660       $   6.15          224,872       $   4.21
                                ========                      =======                         =======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       During 1998, options were granted at $5.19, $5.63, $10.00, $12.50 and
       $15.00 per share and during 1997, options were granted at $5.45, $9.09, $13.64 and $18.18 per share. No options were granted in 1996. At December 31, 1998, options were exercisable as follows:

                                                   Exercise
                        Shares                      Price
                        ------                      -----
                        46,500                     $ 4.23
                        15,620                       5.45
                         9,147                       5.51
                         2,200                       9.09
                         3,300                      13.64
                         5,500                      18.18

       At December 31, 1998, 139,763 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1998 was 3.8 years.

       In 1989, the Company adopted a stock option plan for nonemployee directors. The plan provides for the granting of options to purchase up to 337,050 shares of the Company's Common stock. No options may be granted under the Plan after April 30, 1999. Options may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value on the date of grant.

       Shares under option at December 31, are as follows:

                                          1998                         1997                         1996
                               --------------------------     --------------------------      --------------------------
                                         Weighted-Average               Weighted-Average                Weighted-Average
                                            Exercise                        Exercise                        Exercise
                               Shares        Price            Shares          Price            Shares         Price
                               ------        -----            ------          -----            ------         -----
       Outstanding,
        beginning of
        year                  221,999       $   5.72           87,969        $   5.06          93,683        $   5.02
       Granted                 60,000           5.19          135,300            6.14              --              --
       Exercised               (5,194)          4.92           (1,270)           5.31            (951)           3.94
       Cancelled                   --             --               --              --          (4,763)           4.49
                              -------                         -------                          ------
       Outstanding,
        end of year           276,805       $   5.62          221,999        $   5.72          87,969        $   5.06
                              =======                         =======                          ======

       During 1998, options were granted at $5.19 per share and during 1997, options were granted at $5.53 and $6.36 per share. No options were

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       granted in 1996. At December 31, 1998, 2,853, 27,748, 32,406, 7,260 and
       19,800 options were exercisable at prices of $3.94, $4.97, $5.31, $5.53 and $6.36 per share, respectively, and 52,258 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1998 was 4.1 years.

       During 1998, 50,000 options were granted at $5.75 per share under the 1998 Stock Option Plan for 10% Shareholder-Directors and were outstanding but not exercisable at December 31, 1998 and 50,000 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1998 was 5.9 years.

       At December 31, 1998, there were 242,021 additional shares available for grant under the stock option plans. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $2.79 and $2.66, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - no expected dividend yield, risk-free interest rate of 4.59%, volatility factor of 52.4%, and an expected life of 5.12 years; 1997 - no expected dividend yield, risk-free interest rate of 6.46%, volatility factor of 45.2%, and an expected life of 3 years.

       In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved 254,100 shares of its authorized shares of Common stock for this purpose. During 1998, 1997 and 1996, 14,813, 13,997 and 13,492
       Common shares, respectively, were issued under the plan.

       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements with the exception of $35,000 in 1997 relating to the discount from fair market value of options issued under the stock option plan for nonemployee directors. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1998, 1997 and 1996 net income and earnings per share would have been reduced to the proforma amounts as follows:

                                                         1998           1997            1996
                                                         ----           ----            ----
          Net income (loss) (in thousands):
            As reported                                 $ (156)         $1,012          $ 882
            Proforma                                      (374)            902            812
          Basic income (loss) per share:
            As reported                                 $ (.03)         $  .22          $ .19
            Proforma                                      (.08)            .20            .18
          Diluted income (loss) per share:
            As reported                                 $ (.03)         $  .21          $ .19
            Proforma                                      (.08)            .19            .17

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       Pro forma net income (loss) reflects only options granted in 1998 and 1997, no options were granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods of 5 and 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

       On October 27, 1989, the Company declared a dividend of one common share purchase right (the "Rights") on each share of Common stock outstanding. The rights entitle the holder to purchase one share of Common stock at $23.61 per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the Rights:
       (i) will entitle holders to purchase at the exercise price that number of shares of Common stock having an aggregate fair market value of two times the exercise price; (ii) will become exchangeable at the Company's election for that number of shares of Common stock having a fair market value of two times the exercise price; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the exercise price, shares of Common stock of the surviving company having a fair market value of two times the exercise price.

       In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (ESOP). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $1,900, $4,235 and $9,330 during 1998, 1997 and 1996, respectively.

       Shareholders' Equity includes non-interest bearing notes receivable, resulting from the exercise of stock options, from the President and Chief Executive Officer of the Company due in 2006 and in 2008 aggregating $164,500, from the Vice President, Finance in the amount of $51,250, and from other key employees in the amount of $148,000. Inputed interest on these loans amounted to $8,244 in 1998.

10. Segment information:

       As discussed in Note 1, the Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Management of the Company has evaluated the way the business is organized internally for operating decisions and has determined that the Company is comprised of two operating segments.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       The first operating segment is laboratory research equipment. This segment consists of the manufacture and marketing of equipment used in the pharmaceutical, medical, biotechnology, chemical and environmental research fields throughout the world.

       The second operating segment is DGI BioTechnologies, L.L.C. This segment is involved in the development of a novel technology that facilitates the discovery of new drugs. This segment is still in the development phase and therefore has not generated revenues since inception in 1995.

       Summarized segment information for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands, except percentages);

                                                     Laboratory
                                                      Research                 DGI                  Total
                                                     Equipment           BioTechnologies           Segments
                                                     ----------          ---------------           --------
       1998
       ----
       Net sales from external customers              $ 46,495               $   --                 $ 46,495
       Intersegment net sales                             --                     --                     --
                                                      --------               --------               --------
       Total net sales                                  46,495                   --                   46,495
       Earnings (loss) from operations                   1,805                 (2,196)                  (391)
       Percentage of sales                                 100%                  --                      100%
       Total assets (1)                                 39,205                    118                 39,323
       Capital expenditures                              1,280                   --                    1,280
       Depreciation (1)                                  1,178                   --                    1,178

       1997
       ----
       Net sales from external customers              $ 45,596               $   --                 $ 45,596
       Intersegment net sales                             --                     --                     --
                                                      --------               --------               --------
       Total net sales                                  45,596                   --                   45,596
       Earnings (loss) from operations                   2,975                 (1,923)                 1,052
       Percentage of sales                                 100%                  --                      100%
       Total assets (1)                                 38,090                   --                   38,090
       Capital expenditures                                733                   --                      733
       Depreciation (1)                                    931                   --                      931

       1996
       ----
       Net sales from external customers              $ 42,927               $   --                 $ 42,927
       Intersegment net sales                             --                     --                     --
                                                      --------               --------               --------
       Total net sales                                  42,927                   --                   42,927
       Earnings (loss) from operations                   2,370                 (1,535)                   835
       Percentage of sales                                 100%                  --                      100%
       Total assets (1)                                 37,226                   --                   37,226
       Capital expenditures                              1,355                   --                    1,355
       Depreciation (1)                                    858                   --                      858

(1) Fixed assets and depreciation related to the DGI BioTechnolgoies segment are not allocated to the segment as the assets are owned directly by New Brunswick Scientific Co., Inc., however, rental expense is charged to the DGI BioTechnologies segment in lieu of depreciation expense.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

11. Operations by geographic areas:

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

       The following table sets forth the Company's operations by geographic area for 1998, 1997 and 1996. The information shown under the caption "Europe" represents the operations of the Company's wholly owned foreign subsidiaries (in thousands):

                                                                              Transfers and
                                                                              eliminations
                                        United                                 between geo-            Conso-
                                        States             Europe             graphic areas           lidated
                                        ------             ------             -------------           -------
           Net sales:
                  1998                  $36,848            $14,375                $4,728               $46,495
                  1997                   34,270             15,586                 4,260                45,596
                  1996                   32,939             14,172                 4,184                42,927

           Income (loss) from operations:
                  1998                  $(1,036)           $   645                                     $  (391)
                  1997                     (490)             1,542                                       1,052
                  1996                     (476)             1,311                                         835

           Identifiable assets:
                  1998                  $29,624            $ 9,699                                     $39,323
                  1997                   29,243              8,847                                      38,090
                  1996                   28,341              8,885                                      37,226

       Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One customer based in the United States accounted for approximately 11.6%, 12.0% and 10.0%, respectively, of consolidated net sales during the years ended December 31, 1998, 1997 and 1996.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       Income from operations from the United States has been significantly affected by the research and development costs of DGI BioTechnologies, L.L.C., the Company's drug lead discovery operation (Note 10).

       During 1998, 1997 and 1996, net sales from domestic operations to foreign customers were $7,104,000, $9,442,000 and $11,413,000, respectively.
       Export sales from the U.S. are made to many countries and areas of the world including the Far East, the Middle East, Canada, South America, India and Australia.

12. Commitments and contingencies:

       The Company is obligated under the terms of various operating leases. Rental expense under such leases for 1998, 1997 and 1996 was $581,000, $616,000 and $614,000, respectively. As of December 31, 1998, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):

                                   1999                   $  656
                                   2000                      615
                                   2001                      447
                                   2002                      345
                                   2003                      323
                             After 2003                    2,183
                                                          ------

                 Total minimum payments required          $4,569*
                                                          ======

       * Minimum payments have not been reduced by minimum sublease rentals of $339,000 due in the future under noncancelable subleases.

       From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

       The Company enters into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 1998 and 1997, the Company had $5,001,000 and $5,965,000,
       respectively, of forward exchange contracts outstanding, primarily to exchange various European currencies for U.S. dollars. Substantially, all contracts mature within a period of 13 months. Gains and losses on forward exchange contracts in connection with firm commitments that are

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

       designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 1998, less than $56,000 of unrecognized net gains were deferred on such contracts. Gains and losses on forward exchange contracts in connection with anticipated transactions are marked to market monthly with the resulting gain or loss recognized immediately in the consolidated statement of operations.


Item 9.           DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

                  The information required by Part III is contained in the Registrant's proxy statement which will be filed pursuant to Regulation 14A or an information statement pursuant to Regulation 14C of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year ended December 31, 1998. The information is incorporated herein by reference.

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)    The following documents are filed as a part of this report:

                    1. Financial statements and supplementary data included in
                       Part II of this report:

                       New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

                       Consolidated Balance Sheets as of December 31, 1998 and 1997

                       Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

                       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                       Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

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

                    3. Exhibits:

                       The Exhibits index is on Page 44

                                                                   Schedule II


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                 Additions
                                                 ---------
                                                 Charged to                                         Balance
                                  Balance        Costs and       Charged to                          At End
                                 Beginning       (Credited)        Other                               of
                                 of Period        Expenses        Accounts        Deductions         Period
                                 ---------       ----------      ----------       ----------         ------
Allowance deducted
 from asset to which
 it applies:

  Allowance for
   doubtful accounts:

    Year ended
       December 31, 1998           $284             $(14)              --             $35(a)          $235
    Year ended
       December 31, 1997            224               60               --              --              284
    Year ended
       December 31, 1996            306              (82)              --              --              224

--------
Notes:
(a)  Uncollected receivables written off.

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

(10-5)*           Employment Agreement with David Freedman.

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

(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 1998, is incorporated herein by reference.

(22)              Subsidiaries of the Company appear on Page 46.

(24a)*            Consent of KPMG LLP.


*  Filed herewith.