Form 10-Q
period 1999-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1999-05-12
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended March 31, 1999                  Commission File No. 0-6994
                                                                          ------


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





There are 4,820,446 Common shares outstanding as of May 3, 1999.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index



                                                                        PAGE NO.
                                                                        --------
PART I.           FINANCIAL INFORMATION:

                  Item I:

                      Consolidated Balance Sheets -
                       March 31, 1999 and December 31, 1998                  3

                      Consolidated Statements of Operations -
                       Three Months Ended March 31, 1999 and 1998            4

                      Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1999 and 1998            5

                      Consolidated Statements of Comprehensive Loss -
                       Three Months Ended March 31, 1999 and 1998            6

                      Notes to Consolidated Financial Statements             7

                  Item II:

                      Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                 9

PART II.          OTHER INFORMATION                                         13

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                     ASSETS
                                     ------

                                                                   March 31,                December 31,
                                                                     1999                       1998
                                                                   ---------                ------------
                                                                  (Unaudited)
Current Assets
--------------
   Cash and cash equivalents                                        $ 2,042                   $ 3,793
   Accounts receivable, net                                           9,708                    10,230
   Refundable income taxes                                                8                       173
   Deferred income taxes                                                134                       134
   Inventories:
       Raw materials and sub-assemblies                               6,864                     7,091
       Work-in-process                                                3,965                     3,457
       Finished goods                                                 5,577                     5,375
                                                                    -------                   -------
           Total inventories                                         16,406                    15,923

   Prepaid expenses and other current assets                          2,036                     2,025
                                                                    -------                   -------
       Total current assets                                          30,334                    32,278
                                                                    -------                   -------
Property, plant and equipment, net                                    5,692                     5,622
Deferred income taxes                                                   361                       361
Other assets                                                          1,065                     1,062
                                                                    -------                   -------
                                                                    $37,452                   $39,323
                                                                    =======                   =======

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
                                             -----------------------------------

Current Liabilities
-------------------
   Current installments of long-term debt                           $    24                   $    27
   Accounts payable and accrued expenses                              7,574                     8,118
                                                                    -------                   -------
       Total current liabilities                                      7,598                     8,145
                                                                    -------                   -------
Long-term debt, net of current installments                             214                       239
                                                                    -------                   -------
Other liabilities                                                       492                       492

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.0625 par value per share,
     authorized 25,000,000 shares; outstanding, 1999
     - 4,802,659; 1998 - 4,770,444; net of shares held in
     treasury, 1999 and 1998 - 430,063                                  300                       298
   Capital in excess of par                                          28,525                    28,361
   Retained earnings                                                  2,142                     3,137
   Accumulated other comprehensive loss    (1,455)                     (985)
   Notes receivable from exercise of stock options                     (364)                     (364)
                                                                    -------                   -------
   Total shareholders' equity                                        29,148                    30,447
                                                                    -------                   -------
                                                                    $37,452                   $39,323
                                                                    =======                   =======

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  -----------------------------
                                                                                   1999                   1998
                                                                                  ------                 ------
Net sales                                                                         $11,754                $10,950

Operating costs and expenses:
  Cost of sales                                                                     7,715                  6,839
  Selling, general and administrative expenses                                      3,670                  3,388
  Research, development and engineering expenses                                    1,371                  1,152
                                                                                  -------                -------
    Total operating costs and expenses                                             12,756                 11,379
                                                                                  -------                -------
Loss from operations                                                               (1,002)                  (429)

Other income (expense):
  Interest income                                                                      14                     29
  Interest expense                                                                     (2)                    (2)
  Other income (expense), net                                                           7                     (5)
  Equity in loss in joint venture company                                             (12)                     -
                                                                                  -------                -------
                                                                                        7                     22
                                                                                  -------                -------
Loss before income tax benefit                                                       (995)                  (407)
Income tax benefit                                                                      -                    (98)
                                                                                  -------                -------
Net loss                                                                          $  (995)              $   (309)
                                                                                  =======               ========

Basic loss per share                                                              $  (.21)              $   (.07)
                                                                                  =======               ========
Diluted loss per share                                                            $  (.21)              $   (.07)
                                                                                  =======               ========
Basic weighted average number of  shares outstanding                                4,782                  4,631
                                                                                  =======               ========
Diluted weighted average number of  shares outstanding                              4,782                  4,631
                                                                                  =======               ========

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               ---------------------------------
                                                                                 1999                     1998
                                                                               -------                  --------
Cash flows from operating activities:
Net loss                                                                       $  (995)                 $  (309)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                                                   259                      332
Change in related balance sheet accounts:
    Accounts receivable                                                            232                    1,099
    Refundable income taxes                                                        165                     (105)
    Inventories (632)                                                             (193)
    Prepaid expenses and other current assets                                      (11)                    (194)
    Accounts payable and accrued expenses                                         (303)                    (684)
    Advance payments from customers                                               (138)                    (360)
                                                                               -------                  -------
Net cash used in operating activities                                           (1,423)                    (414)
                                                                               -------                  -------
Cash flows from investing activities:
    Additions to property, plant and equipment                                    (414)                    (433)
    Sale of equipment                                                               15                        -
                                                                               -------                  -------
Net cash used in investing activities                                             (399)                    (433)
                                                                               -------                  -------
Cash flows from financing activities:
    Repayment of long-term debt                                                    ( 8)                     (39)
    Proceeds from issue of common stock under
     stock option plans                                                            166                       49
                                                                               -------                  -------
Net cash provided by financing activities                                          158                       10
                                                                               -------                  -------
Net effect of exchange rate changes on cash                                        (87)                      (6)
                                                                               -------                  -------
Net decrease in cash and cash equivalents                                       (1,751)                    (843)
Cash and cash equivalents at beginning of period                                 3,793                    3,968
                                                                               -------                  -------
Cash and cash equivalents at end of period                                      $2,042                  $ 3,125
                                                                                ======                  =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                                    $    5                  $     2
    Income taxes                                                                     5                      117




See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                                         Three Months Ended
                                                                     March 31,
                                                       -------------------------
                                                        1999               1998
                                                       ------             ------
Net loss                                              $  (995)            $(309)

Other comprehensive income (loss):
  Foreign currency translation adjustment                (470)              126
                                                      -------             -----

    Net comprehensive loss                            $(1,465)            $(183)
                                                      =======             =====




See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



Note 1 - Interim results:

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Segment Information as of and for the three months ended March 31, 1999 and 1998:

                                                                       Laboratory         Drug
                                                                        Research          Lead
                                                                       Equipment        Discovery         Total
                                                                       ----------       ---------         -----
         1999:    Net sales from external customers                      11,754              -            11,754
                  Loss from operations                                     (362)          (640)           (1,002)
                  Total assets (1)                                       37,313            139            37,452
                  Capital expenditures                                      414              -               414
                  Depreciation (1)                                          259              -               259

         1998:    Net sales from external customers                      10,950              -            10,950
                  Earnings (loss) from operations                            52           (481)             (429)
                  Total assets (1)                                       36,817             93            36,910
                  Capital expenditures                                      433              -               433
                  Depreciation (1)                                          332              -               332

         (1) Fixed assets and depreciation related to the Drug Lead Discovery segment are not allocated to the segment as the assets are owned directly by New Brunswick Scientific Co., Inc. and are included in the Laboratory Research Equipment Segment. However, rental expense in lieu of depreciation expense is charged to the Drug Lead Discovery segment which is comprised of DGI BioTechnologies, the Company's drug lead discovery operation.


Note 3 - Earnings (loss) per Common share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company unless the effect of the stock options is antidilutive.

Note 4 - Credit Agreement:

The Company had a $5 Million Secured Revolving Credit Agreement with Summit Bank which was effective through May 31, 1999. On April 16, 1999, the Company terminated the credit agreement with Summit Bank and entered into an agreement (the Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Agreement.


Note 5 - Consolidated statements of shareholders' equity:

                                                         Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                            1999          1998
                                                         ---------      --------
                                                              (In thousands)

         Balance at beginning of period                   $30,447       $30,087
         Net loss                                            (995)         (309)
         Other comprehensive income (loss)                   (470)          126
         Issuance of shares under stock option plans          166            49
                                                          -------       -------

         Balance at end of period                         $29,148       $29,953
                                                          =======       =======

Note 6 - Stock Dividend

On March 17, 1999, the Company declared a 10% stock dividend, payable May 14, 1999 to shareholders of record as of April 15, 1999. Upon issuance of the stock dividend, all share data will be retroactively restated.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter ended March 31, 1999.


                              Results of Operations

Quarter Ended March 31, 1999 vs. Quarter Ended March 31, 1998.
--------------------------------------------------------------

For the quarter ended March 31, 1999, net sales were $11,754,000 compared with net sales of $10,950,000 for the quarter ended March 31, 1998, an increase of 7.3%. The net loss for the 1999 quarter of $995,000 or $.21 per diluted share compares with a net loss of $309,000 or $.07 per diluted share for the first quarter of 1998.

The increase in sales for the 1999 quarter is primarily attributable to the Company's European operations. Gross margins declined during the quarter ended March 31, 1999 to 34.4% from 37.5% during the quarter ended March 31, 1998 due to the fact that margins on certain product lines and in some market areas were lower than anticipated but margins are expected to return to historical levels for the remainder of the year.

Selling, general and administrative expenses increased 8.3% during the 1999 quarter compared with the first quarter of 1998 as a result of normal year to year increases and the strengthening of the Company's European sales and marketing organization including the operating costs of Inceltech, the French fermentor manufacturer acquired by the Company in late 1998.

The increase of 19% in research, development and engineering expenses is primarily attributable to increased spending by DGI BioTechnologies, the Company's drug lead discovery operation. Interest income declined during the 1999 quarter due to a lower level of average available cash. Equity in loss in joint venture company relates to the Company's interest in NBS Projects, a joint venture with an engineering company, which provides turnkey bioprocess projects for pharmaceutical and biotechnology industry customers which began operations in mid-1998. No income tax benefit was established for the quarter ended March 31, 1999 as a valuation allowance was established to offset the deferred tax asset created by the net operating loss generated in the first quarter of 1999.

                               Financial Condition
                               -------------------

Liquidity and Capital Resources
-------------------------------

Working capital decreased from $24,133,000 at December 31, 1998 to $22,736,000 at March 31, 1999 and cash and cash equivalents decreased from $3,793,000 at December 31, 1998 to $2,042,000 at March 31, 1999 as a result of the following:

Cash Flows from Operating Activities
------------------------------------

During the quarters ended March 31, 1999 and 1998 net cash used in operating activities amounted to $1,423,000 and $414,000, respectively. The primary reasons for the $1,009,000 change between the two periods were a decrease in accounts receivable of $232,000 in 1999 vs. a decrease of $1,099,000 in 1998, an increase in inventories of $632,000 in 1999 vs. an increase of $193,000 in 1998 and the net loss of $995,000 in 1999 vs. the net loss of $309,000 in 1998, a decrease in accounts payable and accrued expenses of $303,000 in 1999 vs. a decrease of $684,000 in 1998.

Cash Flows from Investing Activities
------------------------------------

Net cash used in investing activities amounted to $399,000 in 1999 vs. $433,000 in 1998, primarily as a result of additions to property, plant and equipment in both periods.

Cash Flows from Financing Activities
------------------------------------

Net cash provided by financing activities amounted to $158,000 in 1999 vs. $10,000 in 1998. The 1999 amount includes $166,000 from the exercise of stock options and the 1998 amount includes $49,000 from the exercise of stock options, partially offset in both periods by the repayment of long-term debt.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including the funding commitments for DGI BioTechnologies.

Credit Agreement:
-----------------

The Company had a $5 Million Secured Revolving Credit Agreement with Summit Bank which was effective through May 31, 1999. On April 16, 1999, the Company terminated the credit agreement with Summit Bank and entered into an agreement (the Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Agreement.

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

Most of the Company's products have no date functions and consequently do not have a Y2K problem with the exception of its process control software products, which do have date related functions but with one exception are Y2K compliant. The exception is a now obsolete DOS-based process control system introduced in 1987 for which a Y2K compliant upgrade is available.

The Company has sent letters to the majority of its suppliers and companies accounted for using the equity method requesting information as to their readiness for the Y2K and based upon the responses believes that the respondents are prepared for the Y2K. The Company intends to replace obsolete, non-compliant personal computers by the middle of 1999 in the normal course of events since these older machines are not capable of running the latest software upgrades. Any costs, which will be incurred as the result of the acceleration of purchases due to Y2K considerations, are not material to the consolidated financial statements.

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

Euro Conversion
---------------

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") - established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. The participating countries adopted the Euro as their common legal currency on that date. As of January 1, 1999, a newly created European Central Bank was established to control monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis.

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

Recent Accounting Pronouncements
--------------------------------

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and hedging Activities", was issued to establish standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The company does not believe that this statement will have a material impact on the financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW BRUNSWICK SCIENTIFIC CO., INC.
                                       -----------------------------------------
                                                    (Registrant)




Date:    May 10, 1999                  /s/ Ezra Weisman
                                       -----------------------------------------
                                       Ezra Weisman
                                       President
                                       (Chief Executive Officer)




                                       /s/ Samuel Eichenbaum
                                       -----------------------------------------
                                       Samuel Eichenbaum
                                       Vice President - Finance
                                       (Principal Accounting Officer)

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------
Exhibit No.                          Exhibit                            Page No.
-----------                          -------                            --------

   27                Financial Data Schedule
                     (Filed electronically with SEC only)                  15