Form 10-Q
period 1999-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1999-08-16
CIK 71241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  June  30,  1999     Commission  File  No.  0-6994
                                                                     ------




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


There  are  5,325,552  Common  shares  outstanding  as  of  August  3,  1999.

                      NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.


                                      Index


                                                         PAGE NO.
                                                         --------
PART I.        FINANCIAL INFORMATION:

    Consolidated Balance Sheets - . . . . . . . . . . .
     June 30, 1999 and December 31, 1998. . . . . . . .         3

    Consolidated Statements of Operations -
     Three and Six  Months Ended June 30, 1999 and 1998         4

    Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1999 and 1998. . . . . .         5

    Consolidated Statements of Comprehensive Loss -
     Three and Six Months Ended June 30, 1999 and 1998.         6

    Notes to Consolidated Financial Statements. . . . .         7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition. . . . . . .         9

PART II.      OTHER INFORMATION . . . . . . . . . . . .        13


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                     ASSETS
                                     ------


                                                     June 30,     December 31,
                                                       1999           1998
                                                   ------------  --------------
Current Assets                                     (Unaudited)
-------------------------------------------------
  Cash and cash equivalents . . . . . . . . . . .  $       687   $       3,793
  Accounts receivable, net. . . . . . . . . . . .       11,813          10,230
  Refundable income taxes . . . . . . . . . . . .           76             173
  Deferred income taxes . . . . . . . . . . . . .          134             134
  Inventories:
    Raw materials and sub-assemblies. . . . . . .        6,955           7,091
    Work-in-process . . . . . . . . . . . . . . .        3,430           3,457
    Finished goods. . . . . . . . . . . . . . . .        5,080           5,375
                                                   ------------  --------------
      Total inventories . . . . . . . . . . . . .       15,465          15,923

  Prepaid expenses and other current assets . . .        1,794           2,025
                                                   ------------  --------------

    Total current assets. . . . . . . . . . . . .       29,969          32,278
                                                   ------------  --------------

Property, plant and equipment, net. . . . . . . .        5,696           5,622
Deferred income taxes . . . . . . . . . . . . . .          361             361
Other assets. . . . . . . . . . . . . . . . . . .        1,071           1,062
                                                   ------------  --------------

                                                   $    37,097   $      39,323
                                                   ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------

Current Liabilities
-------------------------------------------------
  Revolving credit facility . . . . . . . . . . .  $     1,250   $           -
  Current installments of long-term debt. . . . .           23              27
  Accounts payable and accrued expenses . . . . .        5,376           8,118
                                                   ------------  --------------
    Total current liabilities . . . . . . . . . .        6,649           8,145
                                                   ------------  --------------

Long-term debt, net of current installments . . .          199             239
                                                   ------------  --------------

Other liabilities . . . . . . . . . . . . . . . .          492             492

Shareholders' equity:
  Common stock, $0.0625 par authorized 25,000,000
   shares; outstanding, 1999 - 5,325,552;
   1998 - 4,770,444; net of shares held in
   treasury, 1999 - 473,069 and 1998 - 430,063. .          333             298
  Capital in excess of par. . . . . . . . . . . .       32,827          28,361
  Retained earnings . . . . . . . . . . . . . . .       (1,262)          3,137
  Accumulated other comprehensive loss. . . . . .       (1,803)           (985)
  Notes receivable from exercise of stock options         (338)           (364)
                                                   ------------  --------------
    Total shareholders' equity. . . . . . . . . .       29,757          30,447
                                                   ------------  --------------

                                                   $    37,097   $      39,323
                                                   ============  ==============

See  notes  to  consolidated  financial  statements.


                     NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except share and per share amounts)
                                         (Unaudited)

                                               Three Months Ended        Six Months Ended
                                                   June  30,                June  30,
                                            -----------------------  -----------------------
                                               1999        1998         1999         1998
                                            ----------  -----------  -----------  ----------
Net sales. . . . . . . . . . . . . . . . .  $  14,591   $   10,076   $   26,345   $  21,026

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . .      8,396        6,136       16,111      12,975
  Selling, general and administrative
   expenses. . . . . . . . . . . . . . . .      3,949        3,603        7,619       6,991
  Research, development and engineering
   expenses. . . . . . . . . . . . . . . .      1,522        1,188        2,893       2,340
                                            ----------  -----------  -----------  ----------

    Total operating costs and expenses . .     13,867       10,927       26,623      22,306
                                            ----------  -----------  -----------  ----------

Income (loss) from operations. . . . . . .        724         (851)        (278)     (1,280)

Other income (expense):
  Interest income. . . . . . . . . . . . .         10           33           24          62
  Interest expense . . . . . . . . . . . .        (13)          (3)         (15)         (5)
  Other income (expense), net. . . . . . .        (23)         (14)         (16)        (19)
  Equity in loss in joint venture company.         (6)           -          (18)          -
                                            ----------  -----------  -----------  ----------

                                                  (32)          16          (25)         38
                                            ----------  -----------  -----------  ----------

Income (loss) before income taxes. . . . .        692         (835)        (303)     (1,242)
Income tax benefit . . . . . . . . . . . .          -         (201)           -        (299)
                                            ----------  -----------  -----------  ----------
Net income (loss). . . . . . . . . . . . .  $     692   $     (634)  $     (303)  $    (943)
                                            ==========  ===========  ===========  ==========

Basic earnings (loss) per share. . . . . .  $     .13   $     (.12)  $     (.06)  $    (.18)
                                            ==========  ===========  ===========  ==========

Diluted earnings (loss) per share. . . . .  $     .13   $     (.12)  $     (.06)  $    (.18)
                                            ==========  ===========  ===========  ==========

Basic weighted average number of
 shares outstanding. . . . . . . . . . . .      5,306        5,135        5,285       5,125
                                            ==========  ===========  ===========  ==========
Diluted weighted average number of
 shares outstanding. . . . . . . . . . . .      5,485        5,135        5,285       5,125
                                            ==========  ===========  ===========  ==========

See  notes  to  consolidated  financial  statements.


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                          June  30,
                                                    -------------------
                                                      1999       1998
                                                    ---------  --------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . .  $   (303)  $  (943)
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation . . . . . . . . . . . . . . . . . .       495       507
Change in related balance sheet accounts:
  Accounts receivable. . . . . . . . . . . . . . .    (2,087)    2,530
  Refundable income taxes. . . . . . . . . . . . .        97       (80)
  Inventories. . . . . . . . . . . . . . . . . . .       198    (1,714)
  Prepaid expenses and other current assets. . . .       153      (100)
  Accounts payable and accrued expenses. . . . . .    (1,245)     (295)
  Advance payments from customers. . . . . . . . .    (1,260)     (120)
                                                    ---------  --------
Net cash used in operating activities. . . . . . .    (3,952)     (215)
                                                    ---------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment . . .      (717)     (729)
  Sale of equipment. . . . . . . . . . . . . . . .        25        56
                                                    ---------  --------
Net cash used in investing activities. . . . . . .      (692)     (673)
                                                    ---------  --------

Cash flows from financing activities:
  Repayment of long-term debt. . . . . . . . . . .       (10)      (66)
  Borrowings under revolving credit facility . . .     1,250         -
  Proceeds from issue of shares under Employee
   Stock Purchase Plan . . . . . . . . . . . . . .        49        44
  Proceeds from issue of common stock under
   stock option plans. . . . . . . . . . . . . . .       329       167
  Proceeds from notes receivable related to
   exercised stock options . . . . . . . . . . . .        26         -
                                                    ---------  --------
Net cash provided by financing activities. . . . .     1,644       145
                                                    ---------  --------

Net effect of exchange rate changes on cash. . . .      (106)        6
                                                    ---------  --------
Net decrease in cash and cash equivalents. . . . .    (3,106)     (737)
Cash and cash equivalents at beginning of period .     3,793     3,968
                                                    ---------  --------
Cash and cash equivalents at end of period . . . .  $    687   $ 3,231
                                                    =========  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . .  $     19   $     5
  Income taxes . . . . . . . . . . . . . . . . . .        75        89

Supplemental disclosure of non-cash financing
 activities:
  Tax benefit related to exercise of stock options  $     27   $     -

See  notes  to  consolidated  financial  statements.


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)

                                         Three Months Ended  Six Months Ended
                                               June  30,         June  30,
                                            ---------------  ----------------
                                             1999     1998     1999     1998
                                            -------  ------  --------  ------
Net income (loss). . . . . . . . . . . . .  $  692   $(634)  $  (303)  $(943)

Other comprehensive income (loss):
  Foreign currency translation adjustment.    (348)     57      (818)    183
                                            -------  ------  --------  ------

Net comprehensive income (loss). . . . . .  $  344   $(577)  $(1,121)  $(760)
                                            =======  ======  ========  ======

See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of June 30, 1999 and the results of its operations and cash flows for the three and six months ended June 30, 1999 and 1998. Interim results may not be indicative of the results that may be expected for the year.


Note  2  -  Segment  Information:

                                                  Three Months Ended              Six Months Ended
                                                        June 30        . . . . . . .  June 30
                                                  -----------------             ---------------------
                                           Laboratory . .  Drug                Laboratory    Drug
                                            Research  . .  Lead                  Research    Lead
                                            Equipment..  Discovery     Total    Equipment  Discovery   Total
                                           -----------   ---------     ------  ----------  ---------   -----
1999
-----------------
Net sales from external customers.            12,991        1,600      14,591     24,745    1,600   26,345
Income (loss) from operations. . .              (104)         828         724       (466)     188     (278)
Depreciation (1) . . . . . . . . .               236            -         236        495        -      495

1998
-----------------
Net sales from external customers.            10,076            -      10,076     21,026        -   21,026
Loss from operations . . . . . . .              (295)        (556)        851       (243)  (1,037)  (1,280)
Depreciation (1) . . . . . . . . .               175            -         175        507        -      507


(1) Depreciation related to the Drug Lead Discovery segment is not allocated to the segment as the related assets are owned directly by New Brunswick
Scientific Co., Inc. and are included in the Laboratory Research Equipment Segment. However, rental expense in lieu of depreciation expense is charged to the Drug Lead Discovery segment which is comprised of DGI BioTechnologies, the Company's drug lead discovery operation.

Note  3  -  Earnings  (loss)  per  Common  share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company unless the effect of the stock options is antidilutive. The dilutive effect of stock options for the three months ended June 30, 1999 was 178,870 shares.

Note  4  -  Credit  Agreement:

The Company had a $5 million secured revolving credit agreement with Summit Bank which was effective through May 31, 1999. On April 16, 1999, the Company terminated the credit agreement with Summit Bank and entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million revolving line of credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including, among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth.


Note  5  -  Consolidated  statements  of  shareholders'  equity:

                                                               Six Months Ended
                                                                  June 30,
                                                           ----------------------
                                                            1999           1998
                                                           -------       --------
(In thousands)
  Balance at beginning of period. . . . . . . . . .  $          30,447   $30,087
  Net loss. . . . . . . . . . . . . . . . . . . . .               (303)     (943)
  Other comprehensive income (loss) . . . . . . . .               (818)      183
  Proceeds from issuance of shares under
   stock option plans . . . . . . . . . . . . . . .                329       167
  Proceeds from issuance of shares under
   Employee Stock Purchase Plan . . . . . . . . . .                 49        44
  Tax benefit related to exercise of stock options.                 27         -
  Proceeds from notes receivable related to
   exercised stock options. . . . . . . . . . . . .                 26         -
                                                     ------------------  --------

  Balance at end of period. . . . . . . . . . . . .  $          29,757   $29,538
                                                     ==================  ========


Note  6  -  Stock  Dividend

On March 17, 1999, the Company declared a 10% stock dividend, payable May 14, 1999 to shareholders of record as of April 15, 1999. Upon distribution of the stock dividend, the weighted average number of shares outstanding for the three and six months ended June 30, 1998 have been restated.


Note  7  -  Research  and  License  Agreement

On May 28, 1999, DGI BioTechnologies, LLC., majority owned by the Company, entered into a Research and License Agreement (the Agreement) with Novo Nordisk A/S, a corporation based in Denmark (Novo). Under the terms of the Agreement, DGI granted to Novo a license to use and sell products worldwide under certain DGI patent rights and technology. In exchange, DGI will receive $1.6 million in non-refundable license fees of which $1.1 million was paid in July 1999 and the remaining $500 thousand is due in June 2000. In addition, the Agreement provides for additional payments if specified development milestones are met and the payment of royalties on future sales of a Novo product resulting from the use of DGI's technology.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and six months ended June 30, 1999.


                              Results of Operations
                              ---------------------

Quarter  Ended  June  30,  1999  vs.  Quarter  Ended  June  30,  1998.
----------------------------------------------------------------------

For the quarter ended June 30, 1999, net sales were $14,591,000 compared with net sales of $10,076,000 for the quarter ended June 30, 1998, an increase of 44.8%. Net income for the 1999 quarter of $692,000 or $.13 per diluted share compared with a net loss of $634,000 or $.12 per diluted share for the second quarter of 1998.

The increase in sales for the 1999 quarter is primarily attributable to $1,600,000 of revenues for DGI BioTechnologies LLC. (DGI), the Company's drug-lead discovery operation, received as a result of its research and license agreement with Novo Nordisk A/S and significant increases for the Company's fermentation and cell culture products, particularly in its export and European markets. Gross margins increased during the quarter ended June 30, 1999 to 42.5% from 39.1% during the quarter ended June 30, 1998 primarily as a result of the inclusion of $1,600,000 of licensing income for DGI against which there is no cost of sales and was partially offset by lower margins on its core products to a significant increase in export sales which carry lower margins than sales in the U.S. market.

Selling, general and administrative expenses increased 9.6% during the 1999 quarter compared with the first quarter of 1998 as a result of normal year to year increases, expenses related to the higher level of sales and the strengthening of the Company's European sales and marketing organization including the operating costs of Inceltech, the French fermentor manufacturer acquired by the Company in late 1998.

The increase of 28% in research, development and engineering expenses is primarily attributable to increased spending of $272,000 by DGI. Interest income declined during the 1999 quarter due to a lower level of average available cash. Equity in loss in joint venture company relates to the Company's interest in NBS Projects, a joint venture with an engineering company, which provides turnkey bioprocess projects for pharmaceutical and biotechnology industry customers which began operations in mid-1998. No income tax provision was provided for the quarter ended June 30, 1999 as a valuation allowance had been established to offset the deferred tax asset created by the net operating loss generated in the first quarter of 1999 and which still exists at June 30, 1999 since the Company was still in a net loss position for the six months ended June 30, 1999.

Six  Months  Ended  June  30,  1999  vs.  Six  Months  Ended  June  30,  1998.
------------------------------------------------------------------------------

For the six months ended June 30, 1999, net sales were $26,345,000 compared with net sales of $21,026,000 for the six months ended June 30, 1998, an increase of 25.3%. The net loss for the first half of 1999 of $303,000 or $.06 per diluted share compared with a net loss of $943,000 or $.18 per diluted share for the first half of 1998.

The increase in net sales for the six months ended June 30, 1999 of 25.3% vs. the first half of 1998 is primarily attributable to $1,600,000 of revenues for DGI as a result of its agreement with Novo Nordisk A/S and significant increases in the Company's shaker, fermentation, cell culture and ultra low freezer product lines.

Gross margins benefited in the 1999 period from the inclusion in net sales of the $1,600,000 of licensing income for DGI against which there is no cost of sales and was partially offset by lower margins on its core products due to a significant increase in export sales which carry lower margins than sales in the U.S. market.

Selling, general and administrative expenses increased 9.0% during the 1999 period compared with the first six months of 1998 as a result of normal year to year increases, expenses related to the higher level of sales and the strengthening of the Company's European sales and marketing organization including the operating costs of Inceltech, the French fermentor manufacturer acquired by the Company in late 1998.

The increase of 23.6% in research, development and engineering expenses is primarily attributable to increased spending of $375,000 by DGI. Interest income declined during the 1999 quarter due to a lower level of average available cash. Equity in loss in joint venture company relates to the Company's interest in NBS Projects, which began operations in mid-1998. No income tax benefit was established for the period ended June 30, 1999 as a valuation allowance was established to offset the deferred tax asset created by the net operating loss generated in the first six months of 1999.


                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital decreased from $24,133,000 at December 31, 1998 to $23,320,000 at June 30, 1999 and cash and cash equivalents decreased from $3,793,000 at December 31, 1998 to $687,000 at June 30, 1999 as a result of the following:

Cash  Flows  from  Operating  Activities
----------------------------------------

During the six months ended June 30, 1999 and 1998 net cash used in operating activities amounted to $3,952,000 and $215,000, respectively. The primary reasons for the $3,737,000 change between the two periods were an increase in accounts receivable of $2,087,000 in 1999 vs. a decrease of $2,530,000 in 1998, a decrease in accounts payable and accrued expenses of $1,245,000 in 1999 vs. a decrease of $295,000 in 1998 and a decrease in advance payments from customers in 1999 of $1,260,000 vs. a decrease of $120,000 in 1998 partially offset by a decrease inventories in 1999 of $198,000 vs. an increase of $1,714,000 in 1998 and the net loss of $303,000 in 1999 vs. a net loss of $943,000 in 1998.

Cash  Flows  from  Investing  Activities
----------------------------------------

Net cash used in investing activities amounted to $692,000 in 1999 vs. $673,000 in 1998, primarily as a result of additions to property, plant and equipment in both periods.

Cash  Flows  from  Financing  Activities
----------------------------------------

Net cash provided by financing activities amounted to $1,644,000 in 1999 vs. $145,000 in 1998. The 1999 amount includes $329,000 from the exercise of stock options and the 1998 amount includes $167,000 from the exercise of stock options and the 1999 period includes $1,250,000 of borrowings under the Company's revolving credit facility partially offset in both periods by the repayment of long-term debt.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including the funding commitments for DGI BioTechnologies.

Credit  Agreement
-----------------

The Company had a $5 million secured revolving credit agreement with Summit Bank which was effective through May 31, 1999. On April 16, 1999, the Company terminated the credit agreement with Summit Bank and entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million revolving line of credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including, among other things, a debt service coverage ratio, a net worth calculation, and a debt to tangible net worth ratio.

Year  2000
----------

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

Euro  Conversion
----------------

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

The Company believes that the Euro-conversion will not have a material operational or financial impact.

Recent  Accounting  Pronouncements
----------------------------------

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and hedging Activities", was issued to establish standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued which defers the effective date of SFAS No. 133 so that it is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The company does not believe that this statement will have a material impact on the financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No  reports  on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     August  16,  1999   /s/  Ezra  Weisman
                              ------------------
                              Ezra  Weisman
                              President
                              (Chief  Executive  Officer)




                              /s/  Samuel  Eichenbaum
                              -----------------------
                              Samuel  Eichenbaum
                              Vice  President  -  Finance
                              (Principal  Accounting  Officer)

                    NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES


    EXHIBIT INDEX
-----------------

Exhibit No      Exhibit                                 Page No.
----------     -------                                   --------
               Research and Licensing Agreement
               Between DGI BioTechnologies LLC.
               And Novo Nordisk A/S dated May 28
               1999 [Confidential portions of this
               document have been omitted and
               filed separately with the Commission
               pursuant to a confidential treatment
10.18          request by Registrant]                       1

               Credit Agreement Between New
               Brunswick Scientific Co., Inc. and
               First Union National Bank dated
10.19          April 1, 1999                                1

               Financial Data Schedule
27             (Filed electronically with SEC only)         1