Form 10-Q
period 1999-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 1999-11-12
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  September  30,  1999     Commission  File  No.  0-6994
                                                                          ------




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

There  are  5,330,712  Common  shares  outstanding  as  of  November  8,  1999.

                               NEW BRUNSWICK SCIENTIFIC CO., INC.


                                              Index


                                                                         PAGE NO.
                                                               -----------------------------
PART I.  FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     September 30, 1999 and December 31, 1998 . . . . . . . .                              3

    Consolidated Statements of Operations -
     Three and Nine  Months Ended September 30, 1999 and 1998                              4

    Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1999 and 1998. . . . . .                              5

    Consolidated Statements of Comprehensive Loss -
     Three and Nine Months Ended September 30, 1999 and 1998.                              6

    Notes to Consolidated Financial Statements. . . . . . . .                              7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition. . . . . . . . . .                              9

PART II. OTHER INFORMATION                                                                13

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except for share and per share amounts)

                                     ASSETS
                                     ------

                                         September  30,     December  31,
                                                 1999           1998
                                             -----------     ----------
Current  Assets                              (Unaudited)
-------------------------------------------------
  Cash and cash equivalents . . . . . . . . . . .  $ 2,049   $ 3,793
  Accounts receivable, net. . . . . . . . . . . .   11,110    10,230
  Refundable income taxes . . . . . . . . . . . .       79       173
  Deferred income taxes . . . . . . . . . . . . .      134       134
  Inventories:
    Raw materials and sub-assemblies. . . . . . .    6,898     7,091
    Work-in-process . . . . . . . . . . . . . . .    3,122     3,457
    Finished goods. . . . . . . . . . . . . . . .    5,486     5,375
                                                   --------  --------
      Total inventories . . . . . . . . . . . . .   15,506    15,923

  Prepaid expenses and other current assets . . .    2,189     2,025
                                                   --------  --------

    Total current assets. . . . . . . . . . . . .   31,067    32,278
                                                   --------  --------

Property, plant and equipment, net. . . . . . . .    5,634     5,622
Deferred income taxes . . . . . . . . . . . . . .      361       361
Other assets. . . . . . . . . . . . . . . . . . .    1,077     1,062
                                                   --------  --------

                                                   $38,139   $39,323
                                                   ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------

Current Liabilities
-------------------------------------------------
  Current installments of long-term debt. . . . .  $    24   $    27
  Accounts payable and accrued expenses . . . . .    6,487     8,118
                                                   --------  --------
    Total current liabilities . . . . . . . . . .    6,511     8,145
                                                   --------  --------

Long-term debt, net of current installments . . .    1,693       239
                                                   --------  --------

Other liabilities . . . . . . . . . . . . . . . .      492       492

Shareholders' equity:
  Common stock, $0.0625 par authorized 25,000,000
   shares; outstanding, 1999 - 5,330,712;
   1998 - 4,770,444; net of shares held in
   treasury, 1999 - 473,069 and 1998 - 430,063. .      333       298
  Capital in excess of par. . . . . . . . . . . .   32,843    28,361
  (Accumulated deficit) retained earnings . . . .   (1,747)    3,137
  Accumulated other comprehensive loss. . . . . .   (1,654)     (985)
  Notes receivable from exercise of stock options     (332)     (364)
                                                   --------  --------
    Total shareholders' equity. . . . . . . . . .   29,443    30,447
                                                   --------  --------

                                                   $38,139   $39,323
                                                   ========  ========

See  notes  to  consolidated  financial  statements.

                     NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except share and per share amounts)
                                         (Unaudited)

                                              Three Months Ended       Nine Months Ended
                                                September  30,           September  30,
                                               --------------             --------------
                                                1999        1998         1999        1998
                                                ----        ----         ----        ----


Net sales. . . . . . . . . . . . . . . . .  $  12,146   $   11,711   $   38,491   $  32,737

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . .      7,250        7,074       23,361      20,049
  Selling, general and administrative
   Expenses. . . . . . . . . . . . . . . .      3,678        3,381       11,297      10,372
  Research, development and engineering
   Expenses. . . . . . . . . . . . . . . .      1,595        1,208        4,488       3,548
                                            ----------  -----------  -----------  ----------

    Total operating costs and expenses . .     12,523       11,663       39,146      33,969
                                            ----------  -----------  -----------  ----------

Income (loss) from operations. . . . . . .       (377)          48         (655)     (1,232)

Other income (expense):
  Interest income. . . . . . . . . . . . .         11           29           35          91
  Interest expense . . . . . . . . . . . .        (23)          (1)         (38)         (6)
  Other income (expense), net. . . . . . .         39            8           23         (11)
  Equity in loss in joint venture company.        (15)         (18)         (33)        (18)
                                            ----------  -----------  -----------  ----------

                                                   12           18          (13)         56
                                            ----------  -----------  -----------  ----------

Income (loss) before income taxes. . . . .       (365)          66         (668)     (1,176)
Income taxes (benefit) . . . . . . . . . .        120           16          120        (283)
                                            ----------  -----------  -----------  ----------
Net income (loss). . . . . . . . . . . . .  $    (485)  $       50   $     (788)  $    (893)
                                            ==========  ===========  ===========  ==========

Basic earnings (loss) per share. . . . . .  $    (.09)  $      .01   $     (.15)  $    (.17)
                                            ==========  ===========  ===========  ==========

Diluted earnings (loss) per share. . . . .  $    (.09)  $      .01   $     (.15)  $    (.17)
                                            ==========  ===========  ===========  ==========

Basic weighted average number of
 Shares outstanding. . . . . . . . . . . .      5,329        5,192        5,297       5,138
                                            ==========  ===========  ===========  ==========
Diluted weighted average number of
 Shares outstanding. . . . . . . . . . . .      5,329        5,277        5,297       5,138
                                            ==========  ===========  ===========  ==========

See  notes  to  consolidated  financial  statements.

                                       NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In thousands)
                                                           (Unaudited)

                                                         Nine  Months  Ended
                                                            September  30,
                                                    ---------------------------
                                                            1999        1998
                                                           -------     -------



Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $  (788)  $  (893)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . .      738       805
Change in related balance sheet accounts:
  Accounts receivable . . . . . . . . . . . . . . . . . .   (1,292)    1,749
  Refundable income taxes . . . . . . . . . . . . . . . .       94       136
  Inventories . . . . . . . . . . . . . . . . . . . . . .      204    (1,584)
  Prepaid expenses and other current assets . . . . . . .     (228)     (239)
  Accounts payable and accrued expenses . . . . . . . . .     (235)     (985)
  Advance payments from customers . . . . . . . . . . . .   (1,248)     (172)
                                                           --------  --------
Net cash used in operating activities . . . . . . . . . .   (2,755)   (1,183)
                                                           --------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment. . . . . . .     (875)   (1,042)
  Sale of equipment . . . . . . . . . . . . . . . . . . .       25        56
                                                           --------  --------
Net cash used in investing activities . . . . . . . . . .     (850)     (986)
                                                           --------  --------

Cash flows from financing activities:
  Repayment of long-term debt . . . . . . . . . . . . . .      (18)      (77)
  Proceeds from mortgage. . . . . . . . . . . . . . . . .      247         -
  Borrowings under long-term credit facility                 1,250
  Proceeds from issue of shares under Employee
   Stock Purchase Plan. . . . . . . . . . . . . . . . . .       49        44
  Proceeds from issue of common stock under
   stock option plans . . . . . . . . . . . . . . . . . .      372       359
  Proceeds from notes receivable related to
   exercised stock options. . . . . . . . . . . . . . . .       32         -
                                                           --------  --------
Net cash provided by financing activities . . . . . . . .    1,932       326
                                                           --------  --------

Net effect of exchange rate changes on cash . . . . . . .      (71)       86
                                                           --------  --------
Net decrease in cash and cash equivalents . . . . . . . .   (1,744)   (1,757)
Cash and cash equivalents at beginning of period. . . . .    3,793     3,968
                                                           --------  --------
Cash and cash equivalents at end of period. . . . . . . .  $ 2,049   $ 2,211
                                                           ========  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .  $    42   $     7
  Income taxes. . . . . . . . . . . . . . . . . . . . . .      104       100

Supplemental disclosure of non-cash financing activities:
  Tax benefit related to exercise of stock options. . . .  $    22   $     -
  Notes received upon exercise of stock options . . . . .        -      (303)


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)

                                       Three Months Ended  Nine Months Ended
                                          September  30,     September  30,
                                          --------------     --------------
                                           1999     1998     1999     1998
                                           ----     ----     ----     ----

Net income (loss). . . . . . . . . . . . .  $(485)  $ 50  $  (788)  $(893)

Other comprehensive income (loss):
  Foreign currency translation adjustment.    149    322     (669)    505
                                            ------  ----  --------  ------

Net comprehensive income (loss). . . . . .  $(336)  $372  $(1,457)  $(388)
                                            ======  ====  ========  ------


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of September 30, 1999 and the results of its operations and cash flows for the three and nine months ended September 30, 1999 and 1998. Interim results may not be indicative of the results that may be expected for the year.


Note  2  -  Segment  Information:

                                        Three Months Ended           Nine  Months  Ended
                                           September 30                 September 30
                                           ------------                 ------------
                                    Laboratory  Drug              Laboratory  Drug
                                    Research .  Lead              Research    Lead
                                    Equipment.  Discovery  Total  Equipment  Discovery  Total
                                  ----------  ---------  ----------  ---------  ---------  -----

1999
-------

Net sales from external customers.  $12,053  $  93   $12,146   $36,798   $ 1,693   $38,491
Income (loss) from operations. . .      396   (773)     (377)      (70)     (585)     (655)
Depreciation (1) . . . . . . . . .      243      -       243       738         -       738

1998
-------
Net sales from external customers.  $11,711  $   -   $11,711   $32,737   $     -   $32,737
Income (loss) from operations. . .      583   (535)       48       340    (1,572)   (1,232)
Depreciation (1) . . . . . . . . .      298      -       298       805         -       805

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


Note  5  -  Consolidated  statements  of  shareholders'  equity:

                                                     Nine  Months  Ended
                                                        September  30,
                                                    ---------------------
                                                      1999          1998
                                                     -------      --------
                                                          (In  thousands)

  Balance at beginning of period. . . . . . . . . . .  $30,447   $30,024
  Net loss. . . . . . . . . . . . . . . . . . . . . .     (788)     (893)
  Other comprehensive income (loss) . . . . . . . . .     (669)      505
  Proceeds from issuance of shares under
   stock option plans . . . . . . . . . . . . . . . .      350       535
  Proceeds from issuance of shares under
   Employee Stock Purchase Plan . . . . . . . . . . .       49        44
  Tax benefit related to exercise of stock options. .       22       127
  Proceeds (issues) from notes receivable related to
   exercised stock options. . . . . . . . . . . . . .       32      (303)
                                                       --------  --------

  Balance at end of period. . . . . . . . . . . . . .  $29,443   $30,039
                                                       ========  ========


Note  6  -  Stock  Dividend

On March 17, 1999, the Company declared a 10% stock dividend, payable May 14, 1999 to shareholders of record as of April 15, 1999. Upon distribution of the stock dividend, the weighted average number of shares outstanding for the three and nine months ended September 30, 1998 were restated.


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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and nine months ended September 30, 1999.


                              Results of Operations
                              ---------------------

Quarter  Ended  September  30,  1999  vs.  Quarter  Ended  September  30,  1998.
--------------------------------------------------------------------------------

For the quarter ended September 30, 1999, net sales were $12,146,000 compared with net sales of $11,711,000 for the quarter ended September 30, 1998, an increase of 3.7%. The net loss for the 1999 quarter of $485,000 or $.09 per diluted share compared with net income of $50,000 or $.01 per diluted share for the third quarter of 1998.

Sales for the 1999 quarter were up slightly over the third quarter of 1998. Gross margins increased during the quarter ended September 30, 1999 to 40.3% from 39.6% during the quarter ended September 30, 1998.

Selling, general and administrative expenses increased 8.8% during the 1999 quarter compared with the third quarter of 1998 as a result of normal year to year increases, and the strengthening of the Company's European sales and marketing organization including the operating costs of Inceltech, the French fermentor manufacturer acquired by the Company in late 1998.

The increase of 32% in research, development and engineering expense during the 1999 quarter compared with the third quarter of 1998 is primarily attributable to increased spending of $331,000 by DGI. Interest income declined during the 1999 quarter due to a lower level of average available cash. Interest expense increased as a result of borrowings under the Company's long-term revolving credit facility. Other income (expense), net increased primarily as the result of a foreign currency transaction gain. Equity in loss in joint venture company relates to the Company's interest in NBS Projects, a joint venture with an engineering company, which provides turnkey bioprocess projects for pharmaceutical and biotechnology industry customers which began operations in mid-1998. No tax benefit was taken during the quarter for the losses incurred by the Company's U.S. operations, however, an income tax provision was provided for the earnings of the Company's European subsidiaries.

Nine  Months  Ended September 30, 1999 vs. Nine Months Ended September 30, 1998.
--------------------------------------------------------------------------------

For the nine months ended September 30, 1999, net sales were $38,491,000 compared with net sales of $32,737,000 for the nine months ended September 30, 1998, an increase of 17.6%. The net loss for the first nine months of 1999 of $788,000 or $.15 per diluted share compared with a net loss of $893,000 or $.17 per diluted share for the nine months ended September 30, 1998.

The increase in net sales for the nine months ended September 30, 1999 of 17.6% is primarily attributable to $1,693,000 of revenues for DGI as a result of its agreement with Novo Nordisk A/S and significant increases in the Company's shaker, fermentation, cell culture and ultra low freezer product lines.

Gross margins benefited in the 1999 period from the inclusion in net sales of the $1,693,000 of licensing income for DGI against which there is no cost of sales and was partially offset by lower margins on its core products due to a significant increase in export sales which carry lower margins than sales in the U.S. market.

Selling, general and administrative expenses increased 8.9% during the 1999 period compared with the first nine months of 1998 as a result of normal year to year increases, expenses related to the higher level of sales and the strengthening of the Company's European sales and marketing organization including the operating costs of Inceltech, the French fermentor manufacturer acquired by the Company in late 1998.

The increase of 26.5% in research, development and engineering expenses is primarily attributable to increased spending of $706,000 by DGI. Interest income declined during 1999 due to a lower level of average available cash. Interest expense increased as a result of borrowings under the Company's long-term revolving credit facility. Other income (expense), net increased primarily as the result of a foreign currency transaction gain. Equity in loss in joint venture company relates to the Company's interest in NBS Projects, which began operations in mid-1998. No tax benefit was taken during the period for the losses incurred by the Company's U.S. operations, however, an income tax provision was provided for the earnings of the Company's European subsidiaries.


                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital increased from $24,133,000 at December 31, 1998 to $24,556,000 at September 30, 1999 and cash and cash equivalents decreased from $3,793,000 at December 31, 1998 to $2,049,000 at September 30, 1999 as a result of the following:

Cash  Flows  from  Operating  Activities
----------------------------------------

During the nine months ended September 30, 1999 and 1998 net cash used in operating activities amounted to $2,755,000 and $1,183,000, respectively. The primary reasons for the $1,572,000 change between the two periods were an increase in accounts receivable of $1,292,000 in 1999 vs. a decrease of $1,749,000 in 1998, a decrease in accounts payable and accrued expenses of $235,000 in 1999 vs. a decrease of $985,000 in 1998 and a decrease in advance payments from customers in 1999 of $1,248,000 vs. a decrease of $172,000 in 1998 partially offset by a decrease inventories in 1999 of $204,000 vs. an increase of $1,584,000 in 1998 and the net loss of $788,000 in 1999 vs. a net loss of $893,000 in 1998.

Cash  Flows  from  Investing  Activities
----------------------------------------

Net cash used in investing activities amounted to $850,000 in 1999 vs. $986,000 in 1998, primarily as a result of additions to property, plant and equipment in both periods.

Cash  Flows  from  Financing  Activities
----------------------------------------

Net cash provided by financing activities amounted to $1,932,000 in 1999 vs. $326,000 in 1998. The 1999 amount includes $372,000 from the exercise of stock options and the 1998 amount includes $359,000 from the exercise of stock options and the 1999 period includes $1,250,000 of borrowings under the Company's long-term revolving credit facility and $247,000 of proceeds from a mortgage partially offset in both periods by the repayment of long-term debt.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including the funding commitments for DGI BioTechnologies.

Investment
----------

As previously disclosed in the Company's annual report, Organica, Inc., in which the Company has invested and which is a manufacturer of environmentally friendly consumer products, is in transition as its Chief Executive Officer has left the Company and its executive offices have been consolidated with its Pennsylvania production facility. While the Company continues to believe in the marketability of Organica's products, it is closely monitoring its investment in Organica relative to Organica's operations and financial results during this transition period.

Credit  Agreement
-----------------

The Company had a $5 million secured revolving credit agreement with Summit Bank which was effective through May 31, 1999. On April 16, 1999, the Company terminated the credit agreement with Summit Bank and entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million revolving line of credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including, among other things, a debt service coverage ratio, a net worth calculation, and a debt to tangible net worth ratio. At September 30, 1999, $1,250,000 was outstanding under the working capital portion of the revolving credit facility.

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

The Company has developed a business contingency plan to mitigate the risk of the potential of a noncompliant vendor or system and will continue to assess its exposure to possible Y2K problems or potential disruptions. Based upon all of the information it has developed to date, Management believes that no disruptions will occur in the Company's operations. However, the Company is subject to financial and other risks should the Company or a third party vendor or service provider be unable to resolve issues related to the Year 2000.

Costs of addressing the Year 2000 issue have not been material to date and, based on information gathered to date, are not currently expected to have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

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

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

c)     Appointment  of  Directors:

     At a meeting of the Board of Directors (the Board) of the Company held on August 10, 1999, the Board elected Kenneth Freedman as a Class III director (term expiring at the 2002 Annual Meeting) as a replacement for Dr. Marvin Weinstein who retired as a director at the May 1999 Annual Meeting. Kenneth Freedman is the son of David Freedman, Chairman of the Board of the Company and the nephew of Sigmund Freedman, Treasurer of the Company.

     Kenneth Freedman is 40 years old and since February 1992 has been the President/Executive Director of Auricle Communications, a not-for-profit corporation dedicated to public radio programming.

     The Board also elected Peter Schkeeper as a Class I director (term expiring at the 2000 Annual Meeting). Mr. Schkeeper is 55 years old and since January 1, 1993 has been the President of Schkeeper Inc., a professional engineering inspection services company.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     November  12,  1999
                             /s/  Ezra  Weisman
                             -----------------------
                              Ezra  Weisman
                              President
                              (Chief  Executive  Officer)




                              /s/  Samuel  Eichenbaum
                              -----------------------
                              Samuel  Eichenbaum
                              Vice  President  -  Finance
                              (Principal  Accounting  Officer)

                                     NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES


                                                        EXHIBIT INDEX
                                                        -------------


Exhibit No.  Exhibit.                               Page No.
-----------  -------------------------------------  --------

             Financial Data Schedule
27           (Filed electronically with SEC only)

28           Indemnification Agreements with
             newly appointed Directors of the
             Company, Peter Schkeeper
             and Kenneth Freedman
