Form 10-K405
period 1999-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2000-03-29
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                          Commission File Number 0-6994

                       NEW BRUNSWICK SCIENTIFIC CO., INC.
             (Exact name of registrant as specified in its charter)

     New  Jersey                            22-1630072
     -----------                            ----------
(State  of  incorporation)     (I.R.S.  Employer  Identification  Number)

                    44 Talmadge Road, Edison, N.J. 08818-4005
                    -----------------------------------------
                          (Address of principal office)

                 Registrant's telephone number:   (732) 287-1200
                                                  --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
------------------------------------------------------------------
     Name  of  each  exchange
     Title  of  each  class             on  which  registered
     ----------------------          ------------------------
     None     N/A

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
------------------------------------------------------------------
     Title  of  class
     ----------------

Common  stock  -  par  value  $0.0625
Common  stock  Purchase  Rights

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $30,554,575 as of February 10, 2000. This figure was calculated by reference to the high and low prices of such stock on February 10, 2000.

The number of shares outstanding of the Registrant's Common stock as of February 10, 2000: 5,356,487
            ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 1999, are incorporated in Part III herein.

The  EXHIBITS  INDEX  is  on  Page  48.

                                     ------
                                     PART I
                                     ------

ITEM  1.     BUSINESS
             --------

     New Brunswick Scientific Co., Inc. and its subsidiaries ("NBS" or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth and detection of microorganisms. This equipment is used in medical, biological, chemical, and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, nutrient sterilizing and dispensing equipment, ultra-low temperature freezers and tissue culture apparatus. In late 1999, the Company acquired DJM Cryo-Research Limited, the manufacturer of the ultra-low temperature freezers which the Company has been marketing.

DGI BioTechnologies, LLC. (DGI) was established in 1995 by the Company to develop and commercialize a novel technology, the Diogenesis process, that facilitates the discovery of new drugs. DGI is more than eighty two percent (82%) owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. Diogenesis has been developed to provide the pharmaceutical and biotechnology industries with site-directed assay systems to rapidly generate small, orally available, organic drug leads. Unlike other techniques, leads generated by DGI's process will uniformly possess the defining characteristics of effective drugs: activity, selectivity and affinity for the biological target.

DGI has been granted a U.S. patent and has applied for foreign patents covering its proprietary drug lead discovery technology which utilizes state-of-the-art molecular-biological and immunological tools to scan known pharmaceutical targets in a manner that offers major advantages over existing drug discovery approaches. DGI has also submitted patent applications in connection with various assays it has developed. DGI's strategy is to enter into partnership agreements with multiple pharmaceutical and/or biotechnology companies whereby DGI will generate focused libraries of small molecule compounds known to be active against the partner's target. DGI will generate revenues from research on behalf of corporate partners, milestone payments for the identification of leads and product royalties.

The employees, certain consultants and the Board of Managers of DGI have been issued options, which if exercised, in the aggregate represent approximately 5.8% of DGI.

NBS was incorporated in 1958 as the successor to a business founded in 1946 by David and Sigmund Freedman, its principal stockholders and two of its directors and executive officers. The Company owns its 243,000 square foot headquarters and primary production facility located on 17 acres of land in Edison, New Jersey.

     PRODUCTS
     --------

     Fermentation  Equipment  and  Bioreactors.  A fermentor is a device used to
     -----------------------------------------
create, maintain and control the physical, chemical, and biochemical environmental conditions required for growing bacteria, yeast, fungi and other similar microorganisms. Bioreactors serve an identical purpose for the propagation of animal and plant cells. The Company's fermentors and bioreactors range in size from small research models to large systems that are used in cGMP production facilities. The larger systems are typically sold under contract. The number of larger systems sold in any reporting period may materially affect the sales and profitability of the Company.

NBS has supplied fermentors and bioreactors to universities, biotechnology and pharmaceutical company laboratories since the 1950's. NBS' fermentors and bioreactors are used for applications using microorganisms engineered by recombinant DNA techniques; immunology; and the production of monoclonal antibodies. Animal and plant cells as well as bacteria and viruses are usually grown on a small scale for research purposes. As the process is scaled up (i.e., replicated, using larger volumes), physical and chemical parameters, such as pH, vessel pressure and chemical composition may change, and the equipment used may require increasingly sophisticated control systems. Scale-up, which is one of the important uses of the Company's pilot scale systems is a complex technical procedure critical to successful commercialization of biological processes. Pilot scale systems may be used to set parameters or to determine the feasibility of production at greater volumes, depending upon the goal of the customer. Particularly in the area of bioreactors, the Company has developed unique designs and has been issued patents to protect its technology. The Company's fermentors and bioreactors incorporate sophisticated instrumentation systems to measure, record and control a multiplicity of process variables.

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


Biological Shakers.  Biological shakers perform a function similar to fermentors
------------------
and bioreactors, as they are also used in the process of propagating biological cultures. Shakers agitate flasks under controlled conditions containing biological cultures in a liquid media in which nutrients are dissolved. Nutrients are the source of energy needed for growth, while shaking furnishes the dissolved oxygen needed to permit life processes to take place within the microorganism. NBS Shakers are in worldwide use in biological laboratories for research, development, and in some cases, for production of various medical, biological and chemical products. In addition, shakers are widely used in microbiological and recombinant DNA research.

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

The Company manufactures two distinct lines of shakers. Its INNOVA line, which is its most sophisticated shaker, and, its "Classic" Line. The Classic line is intended primarily for sale through distributors.

Nutrient Sterilizing and Dispensing Equipment.  The Company manufactures devices
---------------------------------------------
that automatically sterilize biological nutrients and then maintains those nutrients at the required temperature for subsequent use. As a complement to its nutrient sterilizers, NBS sells an apparatus which automatically fills culture dishes with sterile nutrient.

Tissue  Culture Apparatus.  The Company manufactures apparatus to rotate bottles
-------------------------
and test tubes slowly and constantly for the purpose of growing animal and plant cells. Certain models of this apparatus may be placed into an incubator and equipped to regulate the speed of rotation. The Company also markets carbon dioxide incubators used in the propagation of tissue cultures. This apparatus has applications in vaccine production, cancer and heart disease research, and the commercial production of pharmaceuticals.

Ultra-Low  Temperature  Freezers
--------------------------------

The Company manufactures a line of ultra-low temperature freezers which are used in laboratories handling DNA, enzymes, tissue samples, blood and blood products as well as in laboratories involved in human reproductive technology.

Other Scientific Products.  NBS distributes a line of centrifuges for separating
-------------------------
cells  from  fermentation  broth.

     PRODUCT  DEVELOPMENT
     --------------------

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

MANUFACTURING
-------------

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

     MARKETING  AND  SALES
     ---------------------

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

NBS also sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions, and governments. The major portion of its foreign sales are made in Canada, Western Europe, the Middle East, China,
Japan,  India,  Taiwan and Australia.  NBS also sells its products in the former
Soviet Union, Eastern Europe, Africa, other Asian countries and Latin America. These sales may be substantially affected by changes in the capital investment policies of foreign governments, or by the availability of hard currency.

Fisher Scientific is the exclusive U.S. distributor of the Company's Classic line of biological shakers. While Fisher is the exclusive U.S. distributor for these NBS Shakers, NBS markets and sells its' shakers and other products on a direct basis as well. Fisher also distributes a few selected INNOVA models.

     For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 1999, see Note 12 of Notes to Consolidated Financial Statements under the heading "Operations by Geographic Areas." Export sales consist of all sales by the Company's Domestic Operations to customers located outside the United States. Hence, foreign sales include export sales.

     Substantially all of the orders of the Company's domestic operations, including export orders are booked in United States dollars and are payable promptly upon delivery of the equipment. The Company's wholly owned European subsidiaries book orders for equipment in local currencies and in some instances in United States dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the dollar have had an impact upon the Company's consolidated financial statements, as measured in United States dollars.

Export sales are influenced by changes in the exchange rate of the dollar as those changes affect the cost of the Company's equipment to foreign purchasers. Certain countries, particularly those in Eastern Europe and the former Soviet Union, may not be able to make substantial capital purchases in dollars for economic or political reasons.

NBS maintains five European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited, in England, New Brunswick Scientific B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, New Brunswick Scientific NV/SA in Belgium and New Brunswick Scientific S.a.r.l. in France and with three offices, also sells on a direct basis in China.

     In November 1999, the Company acquired DJM Cryo-Research Limited (subsequently renamed NBS Cryo-Research Limited) (DJM), a manufacturer of ultra-low temperature freezers located in Tollesbury, England. Prior to the acquisition, substantially all of DJM's sales were to the Company. The Company sells these freezers on a direct basis in the United Kingdom, the Netherlands, Belgium and Germany and through distributors in many other countries. The freezers are not currently being sold in the U.S. market.

In mid-December 1998, the Company acquired, for an insignificant amount, the assets of Inceltech, a small fermentor manufacturing company located in Toulouse, France and established NBS/Inceltech as part of the Company's existing
French subsidiary New Brunswick Scientific S.a.r.lInceltech has a customer base in southern France and the United Kingdom which NBS/Inceltech will continue to serve. Foreign sales of the Company's standard products (i.e., those listed in its product catalogs) are generally made directly by these subsidiaries.

     At December 31, 1999, NBS had a backlog of unfilled orders of $8,569,000, compared with $8,726,000 at the end of 1998. The December 31, 1999 backlog was comprised of orders for standard equipment as well as orders for larger systems. NBS expects to fill all of its existing backlog during the coming year.

     One customer based in the United States accounted for approximately 10.6%, 11.6% and 12.0%, respectively, of consolidated net sales during the years ended December 31, 1999, 1998 and 1997.

RESEARCH  AND  DEVELOPMENT
--------------------------

     Research and development expenditures, all of which are sponsored by the Company, amounted to $3,919,000 in 1999, $2,995,000 in 1998 and $2,637,000 in
1997.

     Thirty-Nine (39) of the Company's professional employees were engaged full time in research and development activities.

RESEARCH  AND  LICENSE  AGREEMENT
---------------------------------

On May 28, 1999, DGI entered into a Research and License Agreement (the Agreement) with Novo Nordisk A/S, a corporation based in Denmark (Novo). Under the terms of the Agreement, DGI granted to Novo a license to use and sell products worldwide under certain DGI patent rights and technology. In exchange, DGI will receive $1.6 million in non-refundable license fees of which $1.1 million was paid in July 1999 and the remaining $500,000 is due in June 2000. In addition, the Agreement provides for additional payments if specified development milestones are met and the payment of royalties on future sales of a Novo product resulting from the use of DGI's technology, as well as certain other billings for services provided to Novo.

INVESTMENT  IN  ORGANICA,  INC.
-------------------------------

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

------
COMPETITION
-----------

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

     EMPLOYEES
     ---------

     NBS employs approximately 506 people, including 262 people engaged in manufacturing and supervision, 69 in research, development and engineering
(including 27 employed by DGI), 123 in sales and marketing, and 52 in administrative and clerical duties. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2003. The Company considers its labor relations to be good.

     WORKING  CAPITAL
     ----------------

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

     PATENTS  AND  TRADEMARKS
     ------------------------

     NBS holds and has filed applications for United States and foreign patents relating to many of its products, their integral components and significant accessories. NBS also has certain registered trademarks. However, NBS believes that its business is not dependent upon patent, trademark, or other proprietary protection in any material respect. DGI has received a patent covering its platform technology and has filed patent applications covering certain assays. DGI has also applied for a number of trademarks.

     CAUTIONARY  STATEMENT
     ---------------------

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

ITEM  2.     PROPERTY
             --------

     The Company's executive, administrative, engineering and domestic sales offices and its manufacturing operations, warehouse and other facilities are located in a Company owned 243,000 square foot one-story steel and concrete block building situated on a 17-acre site in Edison, New Jersey. Approximately 50,000 square feet is office space, approximately 16,000 square feet is laboratory space (including 8,700 square feet occupied by DGI), and the balance is devoted to manufacturing and warehouse facilities. The Company's NBS Benelux B.V. subsidiary owns its 22,825 square foot building in Nijmegen, The Netherlands.

The  Company's  wholly-owned  European subsidiaries lease facilities as follows:
New Brunswick Scientific (UK) Limited - 17,000 square feet, NBS Cryo-Research Limited - 24,664 square feet, New Brunswick Scientific, S.a.r.l. - approximately 27,000 square feet, NBS GmbH - 1,400 square feet and New Brunswick Scientific NV/SA - 825 square feet.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

No  material  legal  proceedings  are  currently  pending.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

None.

ITEM  5.     MARKET  FOR  THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
             -------------------------------------------------------------------
MATTERS
  -----

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


                                    HIGH    LOW
                                   ------  -----

1998
     First Quarter. . . . . . . .  $ 9.40  $6.82
     Second Quarter . . . . . . .   13.00   8.63
     Third Quarter. . . . . . . .    8.94   4.00
     Fourth Quarter . . . . . . .    7.38   5.25

1999
     First Quarter. . . . . . . .  $ 7.28  $3.98
     Second Quarter . . . . . . .    9.75   4.32
     Third Quarter. . . . . . . .    9.00   5.88
     Fourth Quarter . . . . . . .    7.13   5.00

2000
     First Quarter
      (through February 10, 2000)  $ 9.00  $5.00

     (B) The number of holders, including beneficial owners, of NBS' Common stock as of February 10, 2000, is 1,751.


     (C)     NBS  paid  10%  Common  stock  dividends  on  May  14,  1999  and
May  15,  1998.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

     The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto which appear elsewhere herein.


Year Ended December 31,
----------------------------------------
                                            1999      1998     1997     1996     1995
                                          --------  --------  -------  -------  -------
(In thousands, except per share amounts)
Net sales. . . . . . . . . . . . . . . .  $54,248   $46,495   $45,596  $42,927  $39,085

Net income (loss). . . . . . . . . . . .   (1,148)     (156)    1,012      882    1,172

Basic earnings (loss)
 Per Share (a) . . . . . . . . . . . . .     (.22)     (.03)      .20      .17      .23

Diluted earnings (loss)
 Per Share (a) . . . . . . . . . . . . .     (.22)     (.03)      .19      .17      .23

Total assets (b) . . . . . . . . . . . .   46,026    39,066    38,090   37,226   35,685

Long-term debt, net of
 Current installments (b). . . . . . . .    7,347       239       247      401      564

Cash dividends Per
 Share . . . . . . . . . . . . . . . . .        -         -         -      .05        -


(a)     Adjusted  to  reflect  10%  stock  dividend distributed on May 14, 1999.
(b)     At  year-end

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

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


                              Results of Operations
                              ---------------------

1999  vs.  1998
---------------

     For the year ended December 31 1999, the Company incurred a net loss of $1,148,000 or $.22 per diluted share on net sales of $54,248,000 compared with a net loss of $156,000 or $.03 per diluted share on net sales of $46,495,000 for the year ended December 31, 1998.

The 1999 loss reflects non-recurring severance costs of $663,000 for the Company's former President and Chief Executive Officer, Ezra Weisman, who left the Company in January 2000 to pursue other interests. During late 1999, it was agreed that Mr. Weisman would leave the Company in early 2000. Excluding the severance charge there was a loss before income taxes of $40,000. In addition, although there was a consolidated loss before income taxes, a tax expense of $445,000, was required, which is attributable to the Company's foreign subsidiary operations. No tax benefit was recognized for the Company's U.S. operating losses which are primarily attributable to losses incurred by the Company's majority-owned drug-lead discovery operation, DGI BioTechnologies
(DGI).

Net  sales increased $7,753,000, from $46,495,000 to $54,248,000, or 16.7%.  The increase in net sales in 1999 is attributable to the receipt by DGI of its first revenues in the amount of $1,785,000 ($1,600,000 of non-refundable license fees and billings for services rendered related to the Research and License Agreement with Novo Nordisk A/S), a 19% increase in export sales and a 33% increase in sales by the Company's European subsidiaries which benefited from strong sales of the Company's core products and ultra-low temperature freezers.

Gross margins increased to 40.1% in 1999 from 39.3% in 1998 as a result of the inclusion in net sales of $1,785,000 of the aforementioned licensing revenue for DGI against which there is no cost of sales and which was partially offset by lower margins on core products due to the significant increase in export sales which carry lower margins than sales in the U.S. market.

Selling, general and administrative expenses increased $1,705,000 from $13,801,000 to $15,506,000 or 12.4% during 1999 as a result of normal year to year increases, expenses related to the higher level of sales and the strengthening of the Company's European sales and marketing organization including the operating costs of Inceltech, the French fermentor manufacturer acquired by the Company in late 1998.

Research, development and engineering expenses increased $1,333,000 or 27.5% to $6,176,000 in 1999 from $4,843,000 in 1998 primarily as the result of a 45.6%
increase in costs to support the research efforts of DGI, the Company's drug-lead discovery operation whose expenses increased to $3,198,000 in 1999 from $2,196,000 in 1998, primarily as a result of a significant increase in scientific personnel.

Interest income decreased to $45,000 in 1999 from $114,000 in 1998 due to a lower level of invested cash and lower interest rates.

The increase in interest expense to $127,000 in 1999 from $8,000 in 1998 is due to borrowings during 1999 under the Company's working capital line and to borrowings in November under the Company's credit agreement for the purchase of DJM Cryo-Research Limited, a manufacturer of ultra-low temperature freezers located in the United Kingdom.

     Other income (expense), net decreased to an expense of $5,000 in 1999 from an expense of $43,000 in 1998 due to the inclusion in 1998 of a loss related to the disposal of fixed assets which did not occur in 1999. The Company's equity in loss in a joint venture entered into in 1998 increased to $48,000 in 1999 from $36,000 in 1998 due to increased selling and marketing costs of the venture.

During 1999, the U.S. dollar strengthened against the currencies of the European countries where the Company has subsidiary operations. The effects of balance sheet translation resulted in a currency translation adjustment of $539,000 which is reflected as a component of accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet.

     1998  vs.  1997
     ---------------

     For the year ended December 31, 1998, the Company incurred a net loss of $156,000 or $.03 per diluted share on net sales of $46,495,000 compared with net income of $1,012,000 or $.19 per diluted share on net sales of $45,596,000 for the year ended December 31, 1997.

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

     Research, development and engineering expenses increased to $4,843,000 in 1998 from $4,139,000 in 1997 due primarily to the strengthening of the Company's bioprocess engineering division as well as its new product development efforts and also included $2,196,000 and $1,923,000, respectively, for 1998 and 1997 to support the research efforts of DGI BioTechnologies, the Company's drug-lead discovery operation.

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


                               Financial Condition
                               -------------------

     Liquidity  and  Capital  Resources
     ----------------------------------

     During 1999, the Company replaced its then existing bank line of credit with a $31 million line of credit provided by First Union National Bank, which provides $15 million for acquisition purposes, $5 million for working capital, a $10 million foreign exchange facility and $1 million for equipment acquisition purposes.

The Company has initiated a program, primarily in its manufacturing operations, which it expects will lead to improvements in efficiency and increases in profitability.

Working capital increased from $23,316,000 at December 31, 1998 to $23,358,000 at December 31, 1999 and cash and cash equivalents decreased from $3,793,000 at December 31, 1998 to $2,111,000 at December 31, 1999 as a result of the following:

     Cash  Flows  from  Operating  Activities
     ----------------------------------------

     During the year ended December 31, 1999 net cash used in operating activities amounted to $2,105,000 as compared to cash provided of $766,000 during the year ended December 31, 1998. The primary reasons for the $2,871,000 net decrease from 1998 to 1999 were (i) a net loss in 1999 of $1,148,000 compared with a loss of $156,000 in 1998, (ii) an increase in accounts receivable of $3,242,000 in 1999 compared with a decrease of $721,000 in 1998 and (iii) a decrease in advance payments from customers of $956,000 in 1999 compared with a decrease of $22,000 in 1998, partially offset by (i) no change in deferred income taxes in 1999 compared with an increase of $104,000 in 1998,
(ii) a decrease in inventories of $1,101,000 in 1999 compared with an increase of $905,000 in 1998 and an increase in accounts payable and accrued expenses of $506,000 in 1999 compared with an increase of $62,000 in 1998.

     Cash  Flows  from  Investing  Activities
     ----------------------------------------

     Net cash used in investing activities was $6,902,000 in 1999 compared to $1,341,000 in 1998, as a result of an increase of $155,000 related to additions to property, plant and equipment and $5,476,000 related to the acquisition of DJM in 1999, partially offset by sales of equipment in 1999 and 1998 of $129,000 and $46,000, respectively.

     Cash  Flows  from  Financing  Activities
     ----------------------------------------

     Net cash provided by financing activities amounted to $7,455,000 in 1999 compared to $334,000 provided in 1998. 1999 includes (i) mortgage proceeds of $215,000, (ii) borrowings under long-term credit facility of $5,476,000 and
(iii) proceeds from issuance of shares under stock purchase and option plans of $518,000. 1998 includes proceeds from issuance of shares under stock purchase and option plans of $449,000 partially offset by repayments of long-term debt of $115,000.

     Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including the funding commitments for DGI.


                                  Other Matters
                                  -------------

     Recently  Issued  Accounting  Standards
     ---------------------------------------

     In  June  1998,  SFAS  No.  133  "Accounting for Derivative Instruments and
Hedging Activities", was issued to establish standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended so that it is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material impact on the consolidated financial statements.

     Drug-Lead  Discovery  Business
     ------------------------------

     In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies (DGI), is majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 1999 and 1998 earnings and will continue to do so. During 1999 and 1998, $3,198,000 and $2,196,000,
respectively, of research, development and engineering expenses were charged to operations. However, in 1999, DGI recorded its first revenues in the amount of $1,785,000 thereby reducing the net loss to $1,413,000. DGI is striving to become financially self-sufficient in 2000 and all options are being explored, including pursuing additional alliances as well as actively seeking strategic partners.

     Year  2000  Issues
     ------------------

     The Company has not experienced any significant disruptions to its financial or operating activities resulting from Year 2000 issues and has no information that indicates that a significant vendor or service provider may be unable to sell goods or provide services to the Company or that any significant customer may be unable to purchase from the Company because of Year 2000 issues. As a result, the Company does not expect Year 2000 issues to have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows. Costs incurred for Year 2000 matters were immaterial.

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

     Investment  in  Organica,  Inc.
     -------------------------------

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

     Organica, Inc. is in transition as its Chief Executive Officer has left the company and its executive offices have been consolidated with its Pennsylvania production facility. While the Company continues to believe in the marketability of Organica's products, it is closely monitoring its investment in Organica relative to Organica's operations and financial results during this transition period.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent  Auditors'  Report

Consolidated  Balance  Sheets  as  of  December  31,  1999  and  1998

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1999, 1998 and 1997

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG  LLP

Short  Hills,  New  Jersey
February  11,  2000

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (In thousands, except for share data)




                                                                 1999      1998
                                                              --------  --------
ASSETS
Current assets:
                                                              $ 2,111   $ 3,793
  Accounts receivable, net of allowance for
   doubtful accounts, 1999 - $339 and 1998 - $235. . . . . .   13,769    10,230
  Refundable income taxes. . . . . . . . . . . . . . . . . .       28       173
  Deferred income taxes (Note 8) . . . . . . . . . . . . . .       85       134
  Inventories (Note 2) . . . . . . . . . . . . . . . . . . .   14,997    15,923
  Prepaid expenses and other current assets. . . . . . . . .      897       951
                                                              --------  --------
          Total current assets . . . . . . . . . . . . . . .   31,887    31,204
                                                              --------  --------

Property, plant and equipment, net (Notes 3 and 6) . . . . .    7,023     5,622
Excess of cost over net assets acquired less
 accumulated amortization of $18 in 1999 (Note 4). . . . . .    4,751         -
Deferred income taxes (Note 8) . . . . . . . . . . . . . . .      153       104
Other assets (Note 5). . . . . . . . . . . . . . . . . . . .    2,212     2,136
                                                              --------  --------

                                                              $46,026   $39,066
                                                              ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (Note 6). . . . . .  $   236   $    27
  Accounts payable and accrued expenses (Note 7) . . . . . .    8,293     7,861
                                                              --------  --------
          Total current liabilities. . . . . . . . . . . . .    8,529     7,888
                                                              --------  --------

Long-term debt, net of current installments (Note 6) . . . .    7,347       239

Other liabilities (Note 9) . . . . . . . . . . . . . . . . .      380       492

Commitments and contingencies (Note 13)

Shareholders' equity (Note 10):
  Common stock, $0.0625 par; authorized 25,000,000 shares;
   Outstanding, 1999 - 5,344,000 shares; 1998 -
   4,770,444 shares; net of shares held in treasury, 1999 -
   473,069 and 1998 - 430,063. . . . . . . . . . . . . . . .      334       298
  Capital in excess of par . . . . . . . . . . . . . . . . .   32,907    28,361
  Retained earnings. . . . . . . . . . . . . . . . . . . . .   (2,107)    3,137
  Accumulated other comprehensive loss . . . . . . . . . . .   (1,032)     (985)
  Notes receivable from exercise of stock options. . . . . .     (332)     (364)
                                                              --------  --------
          Total shareholders' equity . . . . . . . . . . . .   29,770    30,447
                                                              --------  --------

                                                              $46,026   $39,066
                                                              ========  ========
See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                           DECEMBER 31, 1999, 1998 AND 1997
                      (In thousands, except for share data)



                                                       1999         1998        1997
                                                  ----------  -----------  ----------

Net sales. . . . . . . . . . . . . . . . . . . .  $  54,248   $   46,495   $  45,596

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . .     32,471       28,242      27,319
  Selling, general and administrative
   expenses. . . . . . . . . . . . . . . . . . .     15,506       13,801      13,086
  Research, development and engineering
   expenses. . . . . . . . . . . . . . . . . . .      6,176        4,843       4,139
  Non-recurring severance costs. . . . . . . . .        663            -           -
                                                  ----------  -----------  ----------

Total operating costs and expenses . . . . . . .     54,816       46,886      44,544
                                                  ----------  -----------  ----------

Income (loss) from operations. . . . . . . . . .       (568)        (391)      1,052
                                                  ----------  -----------  ----------

Other income (expense):
  Interest income. . . . . . . . . . . . . . . .         45          114         149
  Interest expense . . . . . . . . . . . . . . .       (127)          (8)        (71)
  Other income (expense), net. . . . . . . . . .         (5)         (43)         (9)
  Equity in loss in joint venture company. . . .        (48)         (36)          -
                                                  ----------  -----------  ----------

                                                       (135)          27          69
                                                  ----------  -----------  ----------
Income (loss) before income tax expense
 (benefit) . . . . . . . . . . . . . . . . . . .       (703)        (364)      1,121

Income tax expense (benefit) (Note 8). . . . . .        445         (208)        109
                                                  ----------  -----------  ----------

Net income (loss). . . . . . . . . . . . . . . .  $  (1,148)  $     (156)  $   1,012
                                                  ==========  ===========  ==========

Basic income (loss) per share. . . . . . . . . .  $    (.22)  $     (.03)  $     .20
                                                  ==========  ===========  ==========

Diluted income (loss) per share. . . . . . . . .  $    (.22)  $     (.03)  $     .19
                                                  ==========  ===========  ==========

Basic weighted average number of shares
 Outstanding . . . . . . . . . . . . . . . . . .      5,306        5,162       5,078
                                                  ==========  ===========  ==========

Diluted weighted average number of shares
 Outstanding . . . . . . . . . . . . . . . . . .      5,306        5,162       5,200
                                                  ==========  ===========  ==========

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                            (Dollars in thousands)


                                                                                           Notes
                                                                                        Receivable
                                                                        Accumulated        From
                                   Common Stock  Capital                   Other         Exercise
                                   ------------
                                                           in Excess     Retained      Comprehensive    Of Stock
                                      Shares      Amount     of Par      Earnings      Income (Loss)    Options     Total
                                   ------------  --------  ----------  -------------  ---------------  ----------  --------


Balance, January 1, 1997. . . . .     3,808,932  $    238  $   20,738  $      9,092   $         (817)  $       -   $29,251

Issue of shares under employee
 stock purchase plan. . . . . . .        13,997         1          78                                                   79
Discount from fair market value
 upon issue of options under
 stock option plan for
 nonemployee directors                                             35                                                   35
Issue of shares under stock
 option plans . . . . . . . . . .         1,050                     8                                                    8
Notes receivable from exercise
 of stock options                                                                                            (63)      (63)
10% stock dividend. . . . . . . .       380,866        24       2,995        (3,019)                                     -
Net income                                                                    1,012                                  1,012
Other comprehensive loss
 adjustment                                                                                     (298)                 (298)


Balance, December 31, 1997. . . .     4,204,845  $    263  $   23,854  $      7,085   $       (1,115)  $     (63)  $30,024

Issue of shares under employee
  stock purchase plan . . . . . .        14,813         1          90                                                   91
Issue of shares under stock
  option plans. . . . . . . . . .       129,430         8         524                                                  532
Tax benefits related to exercise
  of stock options                                                127                                                  127
Notes receivable from exercise of
  stock options                                                                                             (301)     (301)
10% stock dividend. . . . . . . .       421,356        26       3,766        (3,792)                                     -
Net loss                                                                       (156)                                  (156)
Other comprehensive income
  adjustment                                                                                     130                   130

Balance, December 31, 1998. . . .     4,770,444  $    298 $    28,361  $      3,137   $         (985)  $    (364)  $30,447

Issue of shares under employee
  stock purchase plan . . . . . .        21,790         2         106                                                  108
Issue of shares under stock
  option plans. . . . . . . . . .        69,895         4         346                                                  350
Tax benefits related to exercise
  of stock options                                                 28                                                   28
Payment on notes receivable from
  exercise of stock options                                                                                   32        32
10% stock dividend. . . . . . . .       481,871        30       4,066        (4,096)                                     -
Net loss                                                                     (1,148)                                (1,148)
Other comprehensive loss
 adjustment                                                                                      (47)                  (47)

Balance, December 31, 1999. . . .     5,344,000     $ 334 $    32,907  $     (2,107)  $        (1,032) $    (332)  $29,770
                                   ============   ======== ==========      ========        ==========     ======   ========


See  notes  to  consolidated  financial  statements

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (In thousands)


                                                                1999      1998       1997
                                                             --------  --------  ---------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . .  $(1,148)  $  (156)  $  1,012
  Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . .    1,111     1,178        931
      Deferred income taxes . . . . . . . . . . . . . . . .        -      (104)       (37)
      Discount from fair value upon issue of options. . . .        -         -         35
  Change in related balance sheet accounts, excluding
    effect of acquisition:
      Accounts receivable . . . . . . . . . . . . . . . . .   (3,242)      721       (964)
      Refundable income taxes . . . . . . . . . . . . . . .      144       141         20
      Inventories . . . . . . . . . . . . . . . . . . . . .    1,101      (905)    (2,171)
      Prepaid expenses and other current assets . . . . . .       (1)     (149)        (6)
      Accounts payable and accrued expenses . . . . . . . .      506        62        598
      Advance payments from customers . . . . . . . . . . .     (956)      (22)       630
      Other liabilities . . . . . . . . . . . . . . . . . .      380         -          -
                                                             --------  --------  ---------
   Net cash provided by (used in) operating activities. . .   (2,105)      766         48
                                                             --------  --------  ---------

Cash flows from investing activities:
   Additions to property, plant and equipment . . . . . . .   (1,435)   (1,280)      (733)
   Sale of equipment. . . . . . . . . . . . . . . . . . . .      129        46         18
   Acquisition of DJM Cryo-Research Group,
      net of cash acquired. . . . . . . . . . . . . . . . .   (5,476)        -          -
   Increase in insurance cash surrender value . . . . . . .     (120)     (107)       (93)
   Investment in Organica . . . . . . . . . . . . . . . . .        -         -       (250)
                                                             --------  --------  ---------
   Net cash used in investing activities. . . . . . . . . .   (6,902)   (1,341)    (1,058)
                                                             --------  --------  ---------

Cash flows from financing activities:
   Proceeds from mortgage . . . . . . . . . . . . . . . . .      215         -          -
   Borrowings under long-term credit facility . . . . . . .    6,745         -          -
   Repayments of long-term debt . . . . . . . . . . . . . .      (23)     (115)      (134)
   Proceeds from issue of shares under stock
      purchase and option plans . . . . . . . . . . . . . .      518       449         87
                                                             --------  --------  ---------
   Net cash provided by (used in) financing activities. . .    7,455       334        (47)

Net effect of exchange rate changes on cash . . . . . . . .     (130)       66       (171)
                                                             --------  --------  ---------
Net decrease in cash and cash equivalents . . . . . . . . .   (1,682)     (175)    (1,228)
Cash and cash equivalents at beginning of year. . . . . . .    3,793     3,968      5,196
                                                             --------  --------  ---------

Cash and cash equivalents at end of year. . . . . . . . . .  $ 2,111   $ 3,793   $  3,968
                                                             ========  ========  =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . .  $    85   $     6   $     58
    Income taxes. . . . . . . . . . . . . . . . . . . . . .      145       104        377
Supplemental disclosure of non cash financing
 activities:
    Notes received upon exercise
     of stock options . . . . . . . . . . . . . . . . . . .  $     -   $   301   $      -
    Notes payable related to DJM Cryo-Research acquisition.      404         -          -


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (In thousands)



                                                 1999     1998      1997
                                              --------  -------  --------

Net income (loss). . . . . . . . . . . . . .  $(1,148)  $ (156)  $ 1,012

Other comprehensive income (loss):
    Foreign currency translation adjustment.     (539)     622      (723)

    Pension liability adjustment . . . . . .      492     (492)      425
                                              --------  -------  --------

Net comprehensive income (loss). . . . . . .  $(1,195)  $  (26)  $   714
                                              ========  =======  ========


See  notes  to  consolidated  financial  statements.

1.     Summary  of  significant  accounting  policies:

     Principles  of  consolidation:

     The consolidated financial statements include the accounts of New Brunswick Scientific Co., Inc., its wholly owned subsidiaries and majority-owned limited liability company (the Company). All significant intercompany transactions and balances have been eliminated.

     Translation  of  foreign  currencies:

     Translation adjustments for the Company's foreign operations are included as a component of accumulated other comprehensive loss in shareholders' equity. Transaction gains and losses, which are not significant in amount, are included in the consolidated statements of operations as part of "Other income (expense), net".

     Cash  and  cash  equivalents:

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents in the statements of cash flows.

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

Investments:

In June 1998, the Company entered into a joint venture, New Brunswick Scientific Projects Limited, with W.H. Promation Ltd. in the United Kingdom with each party owning 50%. The joint venture specializes in the design and construction of bioprocess systems for the pharmaceutical and biotechnology industries. No monies were invested at inception, however, investments in the joint venture occur based upon the need for operating funds by the joint venture. This investment is accounted for using the equity method.

The Company has an investment (representing approximately 14% of the outstanding shares of common stock) in Organica, Inc. of $950,000. Organica manufactures and distributes environmentally friendly products for cleaning, grease removal, and other applications. This investment is accounted for using the cost method and is included in other assets in the Consolidated Balance Sheets.

Goodwill:

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

These earnings have been reinvested to meet future operating requirements and the Company intends to continue such policy for the foreseeable future.

Earnings  per  share:

     Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company. The dilutive effect of stock options was zero for the years ended December 31, 1999 and 1998 and 121,625 shares for the year ended December 31, 1997. 10% stock dividends were distributed on May 14, 1999, May 15, 1998 and 1997, respectively. The weighted average number of shares outstanding for prior periods have been restated to reflect these dividends.

Stock  option  plans:

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Treasury  stock:

Repurchase of the Company's outstanding Common stock is accounted for by treating the stock as if retired.

Financial  instruments:

The carrying values of the Company's financial instruments, principally cash and cash equivalents, accounts receivable and accounts payable, accrued expenses, and long-term debt, at December 31, 1999 approximate their estimated fair values. Fair values were determined through a combination of management estimates and information obtained from independent third parties using latest available market data.

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

Pension  and  other  post-retirement  plans:

On January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

Comprehensive  income:

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustment, and pension liability adjustment and is presented in the consolidated statements of comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Segment  information:

As of December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires the Company to disclose financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Reclassifications:

Certain reclassifications have been made to the prior year's presentation to conform to the 1999 presentation.

2.     Inventories:


                                       1999         1998
                                  ---------------  -------
                                  (In thousands)
Raw materials and sub-assemblies  $         6,397  $ 7,091
Work-in-process. . . . . . . . .            3,669    3,457
Finished goods . . . . . . . . .            4,931    5,375
                                  ---------------  -------

                                  $        14,997  $15,923
                                  ===============  =======

3.     Property,  plant  and  equipment,  net:

                                    1999          1998
                               ---------------  --------
                                (In thousands)
Land. . . . . . . . . . . . .  $           800  $    800
Buildings and improvements. .            4,404     4,111
Machinery and equipment . . .           13,195    11,689
                               ---------------  --------
                                        18,399    16,600
Less accumulated depreciation           11,376    10,978
                               ---------------  --------

                               $         7,023  $  5,622
                               ===============  ========

4.     Acquisitions:

On November 23, 1999, the Company acquired all of the outstanding common stock of DJM Cryo-Research Limited and the net assets of DJM Fabrications (collectively, "DJM Cryo-Research Group"), a United Kingdom Corporation and Partnership under common control, respectively, located in Tollesbury, England (the Acquisition). The purchase price consisted of 3.5 million ($5.5 million) in cash, and 250,000 ($392,500) in term notes payable in annual installments over a five year period beginning in November 2004 with 6% interest payable annually. The source of the cash consideration paid was the Company's line of credit for acquisition purposes provided by First Union National Bank, payable in monthly installments of $52,513 with 8.14% fixed interest. DJM Cryo-Research Group is in the business of designing, developing and manufacturing ultra-low temperature freezers for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of DJM Cryo-Research Group have been included in the Company's consolidated financial statements from November 23, 1999. The excess of the purchase price over the fair value of net identifiable assets acquired of $4,769,000 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.


The acquisition of DJM Cryo-Research Group consisted of the following:

  Net cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,476
  Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . .    1,576
  Fair value of assets acquired. . . . . . . . . . . . . . . . . . . .   (2,283)
                                                                        --------
  Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,769
                                                                        ========

The following unaudited pro forma financial information presents the combined results of operations of the Company and DJM Cryo-Research Group as if the acquisition had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and DJM Cryo-Research Group constituted a single entity during such periods.


                                  1999                       1998
                -----------------------------------------  --------
                (In thousands, except per share amounts)
                               (unaudited)

Net sales. . .  $                                 54,384   $46,781

Net loss . . .                                    (1,375)     (268)

Loss per share  $                                  (0.26)  $ (0.05)


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

5.     Other  assets:

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

Organica, Inc. is in transition as its Chief Executive Officer has left the company and its executive offices have been consolidated with its Pennsylvania production facility. While the Company continues to believe in the marketability of Organica's products, it is closely monitoring its investment in Organica relative to Organica's operations and financial results during this transition period.

6.     Long-term  debt  and  credit  agreement:

     The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At December 31, 1999, $206,000 and

$228,000, respectively, was
outstanding under the first and second mortgages and at December 31, 1998, $266,000 was outstanding under the first mortgage. Each mortgage requires 80 equal quarterly payments of principal.

     The Company had a $5 million secured revolving credit agreement with Summit Bank which was effective through May 31, 1999. On April 16, 1999, the Company terminated the credit agreement with Summit Bank and entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million revolving line of credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or LIBOR at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including, among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth all of which the Company was in compliance with at December 31, 1999. As of December 31, 1999, $6,745,000 was outstanding under the Bank Agreement. At December 31, 1998 there were no outstanding balances under the Summit Bank facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At December 31, 1999 the balance of the notes was $404,000.

Aggregate  annual  maturities  of  long-term  debt  are  as  follows:

Aggregate annual maturities of long-term debt are as follows:


Year ending December 31. . . . . . . .  Amount
------------------------------------ ---------------
                                      (In thousands)

2000 . . . . . . . . . . . . . . . . .  $  236
2001 . . . . . . . . . . . . . . . . .     251
2002 . . . . . . . . . . . . . . . . .   1,522
2003 . . . . . . . . . . . . . . . . .     291
2004 . . . . . . . . . . . . . . . . .     390
 After 2004. . . . . . . . . . . . . .   4,893
                                       -------

                                        $7,583
                                        ======


7.     Accounts  payable  and  accrued  expenses:


                                                1999         1998
                                           ---------------  -------
                                           (In thousands)

Accounts payable-trade. . . . . . . . . .  $         3,950  $ 3,772
Accrued salaries, wages and payroll taxes            2,647    1,622
Accrued foreign dealer commissions. . . .              324      354
Advance payments from customers . . . . .              462    1,454
Other accrued liabilities . . . . . . . .            1,290      659
                                           ---------------  -------

                                                            $ 7,861
                                                            =======
                                           $         8,673
                                           ===============

8.     Income  taxes:


                                         1999          1998      1997
                                    ---------------  ---------  -------
                                    (In thousands)

Income (loss) before income taxes:
  Domestic . . . . . . . . . . . .  $       (2,149)  $ (1,014)  $ (446)
  Foreign. . . . . . . . . . . . .           1,446        650    1,567
                                    ---------------  ---------  -------

                                    $         (703)  $   (364)  $1,121
                                    ===============  =========  =======

Income tax expense (benefit):
  Federal:
    Current. . . . . . . . . . . .  $            -   $   (257)  $    -
    Deferred . . . . . . . . . . .               -       (104)     (37)
  State-current. . . . . . . . . .               -          3        7
  Foreign-current. . . . . . . . .             445        150      139
                                    ---------------  ---------  -------

                                    $          445   $   (208)  $  109
                                    ===============  =========  =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                                  1999    1998
                                                        ---------------  ------
                                                         (In thousands)
Deferred tax asset (liability):
  Accumulated depreciation . . . . . . . . . . . . . .  $         (264)  $(247)
  Inventories. . . . . . . . . . . . . . . . . . . . .             320     326
  Allowance for doubtful accounts. . . . . . . . . . .              99      58
  Accrued expenses . . . . . . . . . . . . . . . . . .             273     231
  Other liabilities. . . . . . . . . . . . . . . . . .            (180)   (116)
  Alternative minimum tax credit carryforward. . . . .              67      88
  Domestic net operating loss carryforward . . . . . .           1,103     588
  Domestic capital loss and contribution carryforwards              33      10
                                                        ---------------  ------
                                                                 1,451     938
Less:  Valuation allowance . . . . . . . . . . . . . .           1,213     700
                                                        ---------------  ------

Net deferred tax asset . . . . . . . . . . . . . . . .  $          238   $ 238
                                                        ===============  ======


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes there are significant cost efficiencies to be realized in its operations and is focused on achieving such efficiencies during 2000 and has identified other strategies to realize the deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance at December 31, 1999 and 1998 was an increase of $513,000 and an increase of $194,000, respectively.

The domestic net operating loss carryforward is available to offset future taxable income, if any, through 2019.

The Company's effective income tax rates for 1999, 1998 and 1997 were 63.3%, (57.1)% and 9.7%, respectively. These rates differ from the statutory
Federal  income  tax  rates  as  follows:



                                                             Percentage of income (loss) before taxes
                                           -----------------------------------------
                                                                               1999     1998    1997
                                           -----------------------------------------  -------  ------

Computed "expected" tax expense
 (benefit). . . . . . . . . . . . . . . .                                    (34.0)%  (34.0)%   34.0%
  Increase (decrease) in taxes resulting
   from:
    Rate differential between U.S. and
      foreign income taxes. . . . . . . .                                      (6.6)       -   (13.0)
    Change in valuation allowance
      allocated to income tax expense . .                                      98.1     30.5   (10.0)
    Change in tax accruals related to
      open tax years. . . . . . . . . . .                                         -    (47.8)      -
    Other . . . . . . . . . . . . . . . .                                       5.8     (5.8)   (1.3)
                                           -----------------------------------------  -------  ------

                                                                               63.3%  (57.1)%    9.7%
                                           =========================================  =======  ======

9.     Pension  plans  and  other  liabilities:

     The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $131,000, $124,000 and $110,000 in 1999, 1998 and 1997,
respectively.

The following table sets forth the U.S. defined benefit plan's benefit obligation, fair value of plan assets and funded status at December 31, 1999 and 1998:


                                                                     1999                                1998
                                                           ---------------  ----------------------------------
                                                            (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year . . . . . . . . .  $        5,712   $                           5,159
Actuarial (gain) loss . . . . . . . . . . . . . . . . . .            (122)                                223
Service cost. . . . . . . . . . . . . . . . . . . . . . .             228                                 260
Interest cost . . . . . . . . . . . . . . . . . . . . . .             402                                 376
Benefits paid . . . . . . . . . . . . . . . . . . . . . .            (308)                               (306)
                                                           ---------------  ----------------------------------
Benefit obligation at end of year . . . . . . . . . . . .  $        5,912   $                           5,712
                                                           ===============  ==================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year. . . . . .  $        5,059   $                           4,635
Actual return on plan assets. . . . . . . . . . . . . . .           1,109                                 645
Employer contribution . . . . . . . . . . . . . . . . . .             238                                 132
Benefits paid . . . . . . . . . . . . . . . . . . . . . .            (308)                               (306)
Other expenses. . . . . . . . . . . . . . . . . . . . . .             (54)                                (47)
                                                           ---------------  ----------------------------------
Fair value of plan assets at end of year. . . . . . . . .  $        6,044   $                           5,059
                                                           ===============  ==================================

CHANGE IN PREPAID PENSION COST
Prepaid benefit cost at beginning of year . . . . . . . .  $          374   $                             502
Net periodic pension cost . . . . . . . . . . . . . . . .            (249)                               (260)
Contributions . . . . . . . . . . . . . . . . . . . . . .             238                                 132
                                                           ---------------  ----------------------------------
Prepaid benefit cost at end of year . . . . . . . . . . .  $          363   $                             374
                                                           ===============  ==================================

MISCELLANEOUS ITEMS AT END OF YEAR
Funded status . . . . . . . . . . . . . . . . . . . . . .  $          132   $                            (653)
Unrecognized net transition obligation. . . . . . . . . .  $          130   $                             149
Unrecognized prior service cost . . . . . . . . . . . . .  $          (27)  $                             (31)
Unrecognized net loss . . . . . . . . . . . . . . . . . .  $          128   $                             908
Prepaid benefit cost before additional liability. . . . .  $          363   $                             374
Additional liability. . . . . . . . . . . . . . . . . . .  $            -   $                             610
Prepaid (accrued) benefit cost after additional liability  $          363   $                            (236)
Intangible asset. . . . . . . . . . . . . . . . . . . . .  $            -   $                             118

                                                                     1999                                1998     1997
                                                           ---------------  ----------------------------------  -------

COMPONENTS OF NET PERIODIC BENEFIT COST                                     (In thousands except percentages)
Service cost. . . . . . . . . . . . . . . . . . . . . . .  $          228   $                             207   $  224
Interest cost . . . . . . . . . . . . . . . . . . . . . .             402                                 376      343
Expected return on plan assets. . . . . . . . . . . . . .            (426)                               (385)    (305)
Transition obligation . . . . . . . . . . . . . . . . . .              19                                  19       19
Amortization of prior service cost. . . . . . . . . . . .              (4)                                 (4)      (4)
Recognized net actuarial loss . . . . . . . . . . . . . .              30                                  47       56
                                                           ---------------  ----------------------------------  -------
Net periodic benefit cost . . . . . . . . . . . . . . . .  $          249   $                             260   $  333
                                                           ===============  ==================================  =======

WEIGHTED-AVERAGE ASSUMPTIONS AS OF  DECEMBER 31
Discount rate . . . . . . . . . . . . . . . . . . . . . .            7.25%                               7.25%    7.25%
Expected return on plan assets. . . . . . . . . . . . . .            8.50%                               7.50%    7.50%
Rate of compensation increase . . . . . . . . . . . . . .            4.00%                               4.00%    4.00%


The 1998 minimum additional pension liability is a non-cash item which is offset by a direct reduction to shareholders' equity of $492,000. In 1999 there was no minimum additional pension liability.

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 1999, 1998 and 1997 was $163,000, $160,000 and $130,000, respectively.

International pension expense in 1999, 1998 and 1997 was not material. Foreign plans generally are insured or otherwise fully funded.

In October 1999, the Company and its President agreed that the President would be leaving the Company to pursue other business interests. In accordance with an existing employment contract the Company will make severance payments over three years in the amount of $200,000 per year. The Company has accrued the present value of the future payments and will recognize interest expense over the three-year term.

10.     Shareholders'  equity:

The 1998 and 1997 data for the stock options and rights plans described below have been restated to reflect the 10% stock dividend which was distributed on May 14, 1999.

The 1991 Non-Qualified Stock Option Plan (the 1991 Plan) for officers and key employees of the Company provides for the granting of options to purchase up to 801,020 shares of the Company's Common stock. Options are exercisable in five equal installments commencing one year after date of grant. Options expire up to 10 years from the date of grant. The exercise price per share of each option may not be less than the fair market value on the date of grant.

Shares under option related to the 1991 Plan at December 31 are as follows:


                               1999                          1998                         1997
                         -----------------             -----------------            -----------------
                         Weighted-Average              Weighted-Average             Weighted-Average
                Shares    Exercise Price     Shares     Exercise Price     Shares    Exercise Price
               --------  -----------------  ---------  -----------------  --------  -----------------

Outstanding,
 Beginning of
 Year . . . .  483,825   $            6.02   395,626   $            5.59  247,358   $            3.82
Granted . . .        -                   -   235,400                5.30  152,460                8.40
Exercised . .   (8,160)               4.04  (137,795)               3.67        -                   -
Cancelled . .        -                   -    (9,406)               4.56   (4,192)               3.67
               --------                     ---------                     --------

Outstanding,
 end of year.  475,665   $            6.05   483,825   $            6.02  395,626   $            5.59
               ========                     =========                     ========

     At  December  31,  1999,  options  were  exercisable  as  follows:


        Exercise
Shares  Price
------  ---------


16,769  $    5.01
78,538       3.85
4,840.       8.26
7,260.      12.40
12,100      16.53
33,784       4.96
2,200.       9.09
1,100.      11.36
1,100.      13.64
2,200.       5.11
40,480       4.72

At December 31, 1999, 153,739 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1999 was 2.8 years.

In  1999, the Company adopted a stock option plan for nonemployee directors
(the 1999 Plan) which replaced a plan adopted in 1989 which expired in 1999. The 1999 Plan provides for the granting of options to purchase up to 100,000 shares of the Company's Common stock. No options may be granted under the 1999 Plan after March 17, 2009. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value on the date of grant. No options were outstanding under the 1999 Plan at December 31, 1999.

In 1989, the Company adopted a stock option plan for nonemployee directors which expired on April 30, 1999. The plan provided for the granting of options to purchase up to 370,755 shares of the Company's Common stock. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option could not be less than eighty-five percent (85%) of the fair market value on the date of grant.

Shares under option related to the 1989 nonemployee director plan at December 31, are as follows:


                               1999                         1998                         1997
                         -----------------            -----------------            -----------------
                         Weighted-Average             Weighted-Average             Weighted-Average
                Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
               --------  -----------------  --------  -----------------  --------  -----------------

Outstanding,
 Beginning of
 Year . . . .  304,483   $            5.11  244,196   $            5.20   96,764   $            4.60
Granted . . .   33,000                4.55   66,000                4.72  148,829                5.58
Exercised . .  (52,759)               4.79   (5,713)               4.48   (1,397)               4.83
               --------                     --------                     --------

Outstanding,
 end of year.  284,724   $            5.12  304,483   $            5.11  244,196   $            5.20
               ========                     ========                     ========


     At  December  31,  1999  options  were  exercisable  as  follows:


        Exercise
Shares  Price
------  ---------

30,634  $    4.52
19,965       5.03
54,450       5.79
22,000       4.72
19,250       4.55


The weighted-average remaining contractual life for the options outstanding at December 31, 1999 was 3.7 years.

In 1998, the Company adopted the 1998 stock option plan for 10% Shareholder-Directors. At December 31, 1999, 11,000 options were exercisable at $5.23 per share and 22,000 options were exercisable at $4.55 per share. At December 31, 1999, 11,000 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 1999 was 5.1 years.

Shares  under  option  related  to  the  1998  stock  option  plan  for 10%
Shareholder-Directors  at  December  31,  are  as  follows:


                                    1999                       1998
                       -----------------          -----------------
                       Weighted-Average           Weighted-Average
               Shares  Exercise Price     Shares  Exercise Price
               ------  -----------------  ------  -----------------
Outstanding,
 beginning of
 year . . . .  55,000  $            5.23       -  $               -
Granted . . .  44,000               4.55  55,000               5.23
               ------                     ------

Outstanding,
 end of year.  99,000  $            4.92  55,000  $            5.23
               ======                     ======


In  the  aggregate  related to the aforementioned stock option plans, there were 264,739 additional shares available for grant at December 31, 1999. The per share weighted-average fair value of stock options granted during 1999 and 1998 was $4.55 and $5.23, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1999 - no expected dividend yield, risk-free interest rate of 5.52%, volatility factor of 61.6%, and an expected life of 5.2 years; 1998 - no expected dividend yield, risk-free interest rate of 4.59%, volatility factor of 52.4%, and an expected life of 5.1 years.

     In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved
279,510  shares  of  its  authorized  shares  of  Common stock for this purpose.
During  1999,  1998  and  1997,  21,790,  14,813  and  13,997  Common  shares, respectively,  were  issued  under  the  plan.

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements with the exception of $35,000 in 1997 relating to the discount from fair market value of options issued under the stock option plan for nonemployee directors. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1999, 1998 and 1997 net income (loss) and earnings (loss) per share would have been reduced to the proforma amounts as follows:



                                      1999    1998     1997
                                   --------  ------  ------

Net income (loss) (in thousands):
  As reported . . . . . . . . . .  $(1,148)  $(156)  $1,012
  Proforma. . . . . . . . . . . .   (1,531)   (374)     902
Basic income (loss) per share:
  As reported . . . . . . . . . .  $  (.22)  $(.03)  $  .20
  Proforma. . . . . . . . . . . .     (.29)   (.07)     .18
Diluted income (loss) per share:
  As reported . . . . . . . . . .  $  (.22)  $(.03)  $  .19
  Proforma. . . . . . . . . . . .     (.29)   (.07)     .17


Pro  forma  net  income  (loss)  reflects  only options granted since 1995.
Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting periods of 5 and 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

In October 1989, the Company declared a dividend of one Common share purchase right on each share of Common stock outstanding which expired in October 1999. On October 15, 1999, the Company declared a dividend of one Common share purchase right (the Rights) on each share of Common stock outstanding. The Rights entitle the holder to purchase one share of Common stock at $25.00 (the Purchase Price) per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the
Rights: (i) will entitle holders to purchase at the Purchase Price that number of shares of Common stock having an aggregate fair market value of two times the Purchase Price; (ii) will become exchangeable at the Company's election at an exchange ratio of one share of Common stock per right; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the Purchase Price, shares of Common stock of the surviving company having a fair market value of two times the Purchase Price.

In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (ESOP). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $2,500, $1,900 and $4,235 during 1999, 1998 and 1997, respectively.

Shareholders' Equity includes non-interest bearing notes receivable, resulting from the exercise of stock options, from the former President and Chief Executive Officer of the Company aggregating $165,000 (repaid in February
2000), from the Vice President, Finance in the amount of $51,250, and from other key employees in the amount of $116,000. Imputed interest on these loans amounted to $22,418 in 1999 and $8,244 in 1998.

11.     Segment  information:

As discussed in Note 1, the Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".
Management of the Company has evaluated the way the business is organized internally for operating decisions and has determined that the Company is comprised of two operating segments.

The first operating segment is laboratory research equipment. This segment consists of the manufacture and marketing of equipment used in the pharmaceutical, medical, biotechnology, chemical and environmental research fields throughout the world.

The second operating segment is DGI BioTechnologies. This segment is involved in the development of a novel technology that facilitates the discovery of new drugs.

Summarized segment information for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands, except percentages):

                                    Laboratory
                                    Research      DGI                Total
                                    Equipment     BioTechnologies    Segments
                                    ------------  -----------------  ----------

1999
----------------------------------
Net sales from external customers.  $    52,463   $          1,785   $  54,248
Earnings (loss) from operations. .          845             (1,413)       (568)
Percentage of sales. . . . . . . .         96.7%               3.3%        100%
Total assets (1) . . . . . . . . .       45,321                705      46,026
Capital expenditures . . . . . . .        1,435                  -       1,435
Depreciation (1) . . . . . . . . .        1,072                  -       1,072

1998
----------------------------------
Net sales from external customers.  $    46,495   $              -   $  46,495
Earnings (loss) from operations. .        1,805             (2,196)       (391)
Percentage of sales. . . . . . . .          100%                 -         100%
Total assets (1) . . . . . . . . .       39,205                118      39,323
Capital expenditures . . . . . . .        1,280                  -       1,280
Depreciation (1) . . . . . . . . .        1,178                  -       1,178

1997
----------------------------------
Net sales from external customers.  $    45,596   $              -   $  45,596
Earnings (loss) from operations. .        2,975             (1,923)      1,052
Percentage of sales. . . . . . . .          100%                 -         100%
Total assets (1) . . . . . . . . .       38,090                  -      38,090
Capital expenditures . . . . . . .          733                  -         733
Depreciation (1) . . . . . . . . .          931                  -         931


(1) Fixed assets and depreciation related to the DGI BioTechnolgoies segment are not allocated to the segment as the assets are owned directly by New Brunswick Scientific Co., Inc., however, rental expense is charged to the DGI BioTechnologies segment in lieu of depreciation expense.


12.     Operations  by  geographic  areas:

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

     The following table sets forth the Company's operations by geographic area for 1999, 1998 and 1997. The information shown under the caption "Europe" represents the operations of the Company's wholly owned foreign subsidiaries (in thousands):


                                    Transfers  and
                                               eliminations
                       United                  between  geo-     Conso-
                       States       Europe     raphic  areas     idated
                    ----------     ---------   ----------------   -------
          Net  sales:
          1999         $41,439      $19,174      $6,365      $54,248
          1998          36,848       14,375       4,728       46,495
          1997          34,270       15,586       4,260       45,596

          Income  (loss)  from  operations:
          1999         $(2,100)     $  1,532                 $ (568)
          1998          (1,036)          645                   (391)
          1997            (490)        1,542                   1,052

          Identifiable  assets:
          1999         $29,210      $16,816                  $46,026
          1998          30,177        9,146                   39,323
          1997          28,909        9,181                   38,090

     Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One customer based in the United States accounted for approximately 10.6%, 11.6% and 12.0%, respectively, of consolidated net sales during the years ended December 31, 1999, 1998 and 1997.

     Income from operations from the United States has been significantly affected by the research and development costs of DGI BioTechnologies, the Company's drug-lead discovery operation (Note 11).


     During 1999, 1998 and 1997, net sales from domestic operations to foreign customers were $8,480,000, $7,104,000 and $9,442,000, respectively. Export sales from the United States are made to many countries and areas of the world including the Far East, the Middle East, Canada, South America, India and Australia.

13.     Commitments  and  contingencies:

     The Company is obligated under the terms of various operating leases. Rental expense under such leases for 1999, 1998 and 1997 was $786,000, $581,000 and $616,000, respectively. As of December 31, 1999, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):



2000. . . . . . . . . . . . . .  $   852
2001. . . . . . . . . . . . . .      739
2002. . . . . . . . . . . . . .      572
2003. . . . . . . . . . . . . .      509
2004. . . . . . . . . . . . . .      390
                                   2,793
After 2004
Total minimum payments required  $5,855*
                                 =======

     * Minimum payments have not been reduced by minimum sublease rentals of $273,000 due in future years under noncancelable subleases.


From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

The Company enters into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 1999 and 1998, the Company had $1,600,000 and $5,001,000, respectively, of forward exchange contracts outstanding, primarily to exchange various European currencies for U.S. dollars. Substantially, all contracts mature within a period of 13 months.

In addition, during 1999 the Company entered into forward exchange contracts to hedge the foreign denominated loan related to the acquisition of the DJM Cryo-Research Group. At December 31, 1999, the Company had $5,495,000 of forward exchange contracts outstanding to exchange Pounds Sterling for U.S. dollars. These contracts mature in a manner consistent with the repayment of the loan for the DJM Cryo-Research Group acquisition.

Gains and losses on forward exchange contracts in connection with firm commitments that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 1999, less than $57,000 of unrecognized net gains were deferred on such contracts. Gains and losses on forward exchange contracts in connection with anticipated transactions are marked to market monthly with the resulting gain or loss recognized immediately in the consolidated statement of operations.

ITEM  9.     DISAGREEMENT  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
             --------------------------------------------------------

     None.

                                    PART III
                                    --------

     The information required by Part III is contained in the Registrant's proxy statement which will be filed pursuant to Regulation 14A or an information statement pursuant to Regulation 14C of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year ended December 31, 1999. The information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (a)     The  following  documents  are  filed  as  a  part  of this report:

     1. Financial statements and supplementary data included in Part II of this report:

          New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

          Consolidated  Balance  Sheets  as  of  December  31,  1999  and  1998

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1999, 1998 and 1997

          Notes  to  Consolidated  Financial  Statements

     2.     Financial  statement  schedules  included in part IV of this report:

          Schedule  II

          Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.     Exhibits:

          The  Exhibits  index  is  on  Page  48.

                                                  Schedule  II

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                    Additions
                                    ---------


                                          Charged to                                                Balance
                               Balance    Costs and          Charged to                             At End
                              Beginning   (Credited)            Other                                  of
                              of Period    Expenses            Accounts         Deductions            Period
                             ----------- -----------         -----------       ----------             ------

Allowance deducted
from asset to which
it applies:

Allowance for
doubtful accounts:
Year ended
December 31, 1999                235         104                   -                  -                339
Year ended
December 31, 1998                284         (14)                  -                 35 (a)            235
Year ended
December 31, 1997                224          60                   -                  -                284


Notes:

(a)     Uncollected  receivables  written  off.

                                  EXHIBIT INDEX
                                  -------------



(3a) Restated Certificate of Incorporation, as amended is incorporated herein by reference from Exhibit (4) to the Registrant's Registration Statement on Form S-8 on file with the commission (No. 33-15606), and with respect to two amendments to said Restated Certificate of Incorporation, to Exhibit (4b) of Registrant's Registration Statement on Form S-8 (No. 33-16024).

(3b)* By-Laws of the Company as amended and restated as of February 22, 2000.

(3c) Rights Agreement dated as of October 31, 1999 between New Brunswick Scientific Co., Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Summary of Terms of the Rights Agreement as Exhibit B is incorporated herein by reference to Registrant's Current Report on Form 8-K filed on October 29, 1999.

(3d) Amendment to the Restated Certificate of Incorporation of the Company is incorporated herein by reference to Item 2 of Registrant's Proxy Statement filed with the Commission on or about April 13, 1999.

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

(10-5)     Employment  Agreement  with  David Freedman is incorporated herein by reference to Exhibit (10-5) of the Registrant's Report on Form 10-K for the year ended December 31, 1998.

(10-6)     Employment  Agreement  with  Ezra  Weisman  is incorporated herein by reference to Exhibit 10-6 of Registrant's Report on Form 10-K for the year ended December 31, 1993.

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

(10-18) Research and Licensing Agreement between DGI BioTechnologies LLC. and Novo Nordisk A/S dated May 28, 1999 is incorporated herein by reference to Exhibit (10-18) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10-19) Credit Agreement between New Brunswick Scientific Co., Inc. and First Union National Bank dated April 1, 1999 is incorporated herein by reference to Exhibit (10-19) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10-20) Financial Statements and Proforma financial information related to the Company's acquisition of the outstanding Common stock of DJM Cryo-Research Limited and the net assets of DJM Fabrications, collectively (DJM) are incorporated herein by reference to Registrant's Current Report on Form 8-K/A filed on February 4, 2000.

(10-21)     Purchase  Agreement  and  Cross  Option  Agreement  related  to  the acquisition of DJM are incorporated herein by reference to the exhibits contained in Registrant's Current Report on Form 8-K filed on December 8, 1999.

(10-22)     Settlement  Agreement  and  General  Release  between  New Brunswick
Scientific Co., Inc. and Ezra Weisman is incorporated herein by reference to Registrant's Current Report on Form 8-K filed on February 2, 2000.

(10-23)*     Indemnification  Agreements  with  Kenneth  Freedman and Peter
Schkeeper.

(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 1999, is incorporated herein by reference.

(22)     Subsidiaries  of  the  Company  appear  on  Page  51

(24a)*     Consent  of  KPMG  LLP.


*  Filed  herewith.

                                   EXHIBIT 22
                                   ----------

                           SUBSIDIARIES OF THE COMPANY
                           ---------------------------



                                                               Percentage  of
              Name  and  Place  of  Incorporation                   Ownership
-------------------------------------------------          ------------------


New  Brunswick  Scientific  (U.K.)  Limited
 Incorporated  in  the  United  Kingdom                                 100%

New  Brunswick  Scientific  B.V.
 Incorporated  in  The  Netherlands                                     100%

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

New  Brunswick  Scientific  International,  Inc.
 Incorporated  in  the  State  of  Delaware                             100%

NBS  Sales  Co.,  Limited
 Incorporated  in  Jamaica                                              100%

New  Brunswick  Scientific  West  Inc.
 Incorporated  in  the  State  of  California                           100%

New  Brunswick  Scientific  S.a.r.l.
 Incorporated  in  France                                               100%

NBS  ULT  Limited
 Incorporated  in  the  United  Kingdom                                 100%

NBS  Cryo-Research  Limited
Incorporated  in  the  United  Kingdom                                  100%

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.


Dated:  March  17,  2000     By:     /s/  David  Freedman
                                     --------------------
                                          David  Freedman
                                 Chairman  of  the  Board
           (Principal  Executive  Officer)  and  Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March  17,  2000     By:     /s/  Adele  Lavender
                                     --------------------
                                          Adele  Lavender
                                     Corporate  Secretary


Dated:  March  17,  2000     By:     /s/  Sigmund  Freedman
                                     ----------------------
                                          Sigmund  Freedman
                                   Treasurer  and  Director


Dated:  March  17,  2000     By:     /s/  Samuel  Eichenbaum
                                     -----------------------
                                          Samuel  Eichenbaum
                                   Vice  President,  Finance

Dated:  March  17,  2000     By:     /s/  Kenneth  Freedman
                                     ----------------------
                                          Kenneth  Freedman
                                                   Director


Dated:  March  17,  2000     By:     /s/  Ernest  Gross
                                     ------------------
                                          Ernest  Gross
                                               Director


Dated:  March  17,  2000     By:     /s/  Kiyoshi  Masuda
                                     --------------------
                                          Kiyoshi  Masuda
                                                 Director


Dated:  March  17,  2000     By:     /s/  Dr.  David  Pramer
                                     -----------------------
                                          Dr.  David  Pramer
                                                    Director


Dated:  March  17,  2000     By:     /s/  Peter  Schkeeper
                                     ---------------------
                                          Peter  Schkeeper
                                                  Director


Dated:  March  17,  2000     By:     /s/  Martin  Siegel
                                     -------------------
                                          Martin  Siegel
                                                Director