Form 10-Q
period 2000-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2000-05-15
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For  The  Quarter  Ended  March  31,  2000     Commission  File  No.  0-6994
                                                                      ------


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




Yes  X     No
   ---



There  are  5,498,715  Common  shares  outstanding  as  of  May  3,  2000.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index

                                                               PAGE NO.
                                                     -----------------------------
PART I. FINANCIAL INFORMATION:

  Item 1:

    Consolidated Balance Sheets -
     March 31, 2000 and December 31, 1999                                        3

    Consolidated Statements of Operations -
     Three Months Ended March 31, 2000 and 1999                                  4

    Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2000 and 1999                                  5

    Consolidated Statements of Comprehensive Loss -
     Three Months Ended March 31, 2000 and 1999                                  6

    Notes to Consolidated Financial Statements                                   7

  Item II:

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                       9

PART II. OTHER INFORMATION                                                      13

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                     ASSETS
                                     ------

                                               March 31,    December 31,
                                                  2000          1999
                                              ------------  -------------
Current Assets                                (Unaudited)
--------------------------------------------

  Cash and cash equivalents                   $      1,969  $       2,111
  Accounts receivable, net                          10,679         13,769
  Refundable income taxes                              114             28
  Deferred income taxes                                 85             85
  Inventories:
    Raw materials and sub-assemblies                 8,100          6,397
    Work-in-process                                  3,284          3,669
    Finished goods                                   5,666          4,931
                                              ------------  -------------
      Total inventories                             17,050         14,997

  Prepaid expenses and other current assets          1,275            897
                                              ------------  -------------

    Total current assets                            31,172         31,887
                                              ------------  -------------

Property, plant and equipment, net                   6,779          7,023
Excess of cost over net assets acquired, net         4,850          4,751
Deferred income taxes                                  153            153
Other assets                                         2,223          2,212
                                              ------------  -------------

                                              $     45,177  $      46,026
                                              ============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
-------------------------------------------------------
  Current installments of long-term debt                 $   238   $   236
  Accounts payable and accrued expenses                    8,382     8,293
                                                         --------  --------
    Total current liabilities                              8,620     8,529
                                                         --------  --------

Long-term debt, net of current installments                7,259     7,347
                                                         --------  --------

Other liabilities                                            390       380

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; outstanding, 2000
   - 5,494,053; 1999 - 5,344,000; net of shares held in
   treasury, 2000 and 1999 - 473,069                         344       334
  Capital in excess of par                                33,578    32,907
  Accumulated deficit                                     (3,485)   (2,107)
  Accumulated other comprehensive loss                    (1,467)   (1,032)
  Notes receivable from exercise of stock options            (62)     (332)
                                                         --------  --------
    Total shareholders' equity                            28,908    29,770
                                                         --------  --------

                                                         $45,177   $46,026
                                                         ========  ========
See notes to consolidated financial statements.


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                        --------------------
                                                                2000             1999
                                                        --------------------  -----------

Net sales                                               $            10,385   $   11,754

Operating costs and expenses:
  Cost of sales                                                       5,729        7,715
  Selling, general and administrative expenses                        4,009        3,670
  Research, development and engineering expenses                      1,910        1,371
                                                        --------------------  -----------

    Total operating costs and expenses                               11,648       12,756
                                                        --------------------  -----------

Loss from operations                                                 (1,263)      (1,002)

Other income (expense):
  Interest income                                                        12           14
  Interest expense                                                     (149)          (2)
  Other income (expense), net                                            (4)           7
  Equity in loss in joint venture company                                (3)         (12)
                                                        --------------------  -----------
                                                                       (144)           7
                                                        --------------------  -----------

Loss before income tax benefit                                       (1,407)        (995)
Income tax benefit                                                      (29)           -
                                                        --------------------  -----------
Net loss                                                $            (1,378)  $     (995)
                                                        ====================  ===========

Basic loss per share                                    $              (.25)  $     (.19)
                                                        ====================  ===========

Diluted loss per share                                  $              (.25)  $     (.19)
                                                        ====================  ===========

Basic weighted average number of  shares outstanding                  5,404        5,260
                                                        ====================  ===========

Diluted weighted average number of  shares outstanding                5,404        5,260
                                                        ====================  ===========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                     --------------------
                                                             2000            1999
                                                     --------------------  --------

Cash flows from operating activities:
Net loss                                             $            (1,378)  $  (995)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                      239       259
Change in related balance sheet accounts:
  Accounts receivable                                              2,890       232
  Refundable income taxes                                            (86)      165
  Inventories                                                     (2,129)     (632)
  Prepaid expenses and other current assets                         (392)      (11)
  Accounts payable and accrued expenses                             (319)     (303)
  Advance payments from customers                                    571      (138)
  Other assets                                                       (33)        -
  Other liabilities                                                   10         -
                                                     --------------------  --------
Net cash used in operating activities                               (627)   (1,423)
                                                     --------------------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment                        (139)     (414)
  Sale of equipment                                                    -        15
  Increase in goodwill related to acquisition costs                 (218)        -
                                                     --------------------  --------
Net cash used in investing activities                               (357)     (399)
                                                     --------------------  --------

Cash flows from financing activities:
  Repayment of long-term debt                                        (55)      ( 8)
  Proceeds from issue of common stock under
   stock option plans                                                681       166
  Payments on notes receivable related to exercised
   stock options                                                     270         -
                                                     --------------------  --------
Net cash provided by financing activities                            896       158
                                                     --------------------  --------

Net effect of exchange rate changes on cash                          (54)      (87)
                                                     --------------------  --------
Net decrease in cash and cash equivalents                           (142)   (1,751)
Cash and cash equivalents at beginning of period                   2,111     3,793
                                                     --------------------  --------
Cash and cash equivalents at end of period           $             1,969   $ 2,042
                                                     ====================  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                           $               157   $     5
  Income taxes                                                        89         5


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)





                                            Three Months Ended
                                                March 31,
                                           --------------------
                                                   2000            1999
                                           --------------------  --------

Net loss                                   $            (1,378)  $  (995)

Other comprehensive loss:
  Foreign currency translation adjustment                 (435)     (470)
                                           --------------------  --------

    Net comprehensive loss                 $            (1,813)  $(1,465)
                                           ====================  ========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



Note  1  -  Interim  results:

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Segment information as of and for the three months ended March 31, 2000 and 1999:



                                      Laboratory      Drug
                                       Research       Lead        Total
                                       Equipment    Discovery    Segments
                                      -----------  -----------  ----------

  2000:                      Net sales    $   10,267   $     118   $10,385
    Percentage of sales                     98.9%         1.1%        100%
    Loss from operations                    (528)        (735)     (1,263)
    Total assets (1)                      44,303          874      45,177
    Capital expenditures                     139            -         139
    Depreciation and amortization(1)         239            -         239

  1999:                      Net sales    $   11,754   $       -   $11,754
    Percentage of sales                      100%           -         100%
    Loss from operations                    (362)        (640)     (1,002)
    Total assets (1)                      37,313          139      37,452
    Capital expenditures                     414            -         414
    Depreciation and amortization(1)         259            -         259


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


Note  3  -  Loss  per  Common  share:

Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company unless the effect of the stock options is antidilutive.

Note  4  -  Long-term  debt  and  credit  agreement:

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth all of which the Company was in compliance with at March 31, 2000. At March 31, 2000, $6,698,000 was outstanding under the Bank Agreement.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At March 31, 2000 the balance of the notes was $398,325.

Note  5  -  Consolidated  statements  of  shareholders'  equity:


                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                          2000            1999
                                                  --------------------  --------
(In thousands)
  Balance at beginning of period                  $            29,770   $30,447
  Net loss                                                     (1,378)     (995)
  Other comprehensive loss                                       (435)     (470)
  Issuance of shares under stock option plans                     681       166
  Payments on notes receivable from exercise of
    stock options                                                 270         -
                                                  --------------------  --------

  Balance at end of period                        $            28,908   $29,148
                                                  ====================  ========


Note  6  -  Stock  dividend

On February 28, 2000, the Company declared a 10% stock dividend, payable May 15, 2000 to shareholders of record as of April 14, 2000. Upon issuance of the stock dividend, all share data will be retroactively restated. Share and per share amounts for March 31, 1999 have been retroactively restated as a result of the May 14, 1999 stock dividend.

Note  7  -  Investment  in  Organica,  Inc.

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

As previously described in the Company's Annual Report on Form 10-K, the Chief Executive Officer of Organica, Inc. left in the Spring of 1999, after which operations were consolidated at its Pennsylvania production facility. There are continuing uncertainties as to the future direction of Organica while it has generated net losses. As a result of recent developments, Organica now faces the possible departure of one or more key employees and part of its customer base. The Company continues to believe in the marketability of Organica's products and is working with Organica's management to develop a plan to make the Company successful, however, it is continuing to assess the future recoverability of its investment in Organica during this transition period.

Note  8  -  Acquisition

On November 23, 1999, the Company acquired all of the outstanding common stock of DJM Cryo Research Limited and the net assets of DJM Fabrications (collectively, "DJM Cryo Research Group"), a United Kingdom Corporation and Partnership under common control, respectively, located in Tollesbury, England (the Acquisition). The purchase price consisted of 3.5 million ($5.5 million) in cash, and 250,000 ($392,500) in term notes payable in annual installments over a five year period beginning in November 2004 with 6.00% interest payable annually. The source of the cash consideration paid was the Company's line of credit for acquisition purposes provided by First Union National Bank, payable in monthly installments of $52,513 with 8.14% fixed interest. DJM Cryo Research Group is in the business of designing, developing, and manufacturing ultra-low temperature freezers for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of DJM Cryo Research Group have been included in the Company's consolidated financial statements from November 23, 1999. The excess of the purchase price over the fair value of net identifiable assets acquired of $4,769,000 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

The following unaudited pro forma financial information presents the combined results of operations of the Company and DJM Cryo Research Group as if the acquisition had occurred on January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and DJM Cryo Research Group constituted a single entity during such period.



                   Three months ended March 31, 1999
                (in thousands, except per share amount)
Net sales       $                                11,788
                ========================================

Net loss        $                                (1,052)
                ========================================

Loss per share  $                                 (0.20)
                ========================================

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter ended March 31, 2000.


                              Results of Operations
                              ---------------------

Quarter  Ended  March  31,  2000  vs.  Quarter  Ended  March  31,  1999.
------------------------------------------------------------------------

For the quarter ended March 31, 2000, net sales were $10,385,000 compared with net sales of $11,754,000 for the quarter ended March 31, 1999, a decrease of 11.6%. The net loss for the 2000 quarter of $1,378,000 or $.25 per diluted share compared with a net loss of $995,000 or $.19 per diluted share for the first quarter of 1999.

The decrease in sales for the 2000 quarter resulted from shipping delays primarily related to laboratory shakers, as the backlog increased to $10,327,000 at March 31, 2000 from $8,569,000 at December 31, 1999. Gross margins increased during the quarter ended March 31, 2000 to 44.8% from 34.4% during the quarter ended March 31, 1999 primarily as a result of the Company's acquisition of DJM Cryo-Research Limited (DJM) in November 1999 who prior to the acquisition DJM was a supplier to the Company. In addition, the margins on certain product lines and in some market areas were lower than normal during the first quarter of 1999 and there was a more profitable mix of products sold in the 2000 quarter.

Selling, general and administrative expenses increased 9.2% during the 2000 quarter compared with the first quarter of 1999 as a result of normal year to year increases and expenses, including amortization of goodwill related to DJM which was acquired in November 1999.

The increase of 39.3% in research, development and engineering expenses is primarily attributable to increased spending by DGI BioTechnologies, the Company's drug lead discovery operation, expenses related to DJM and an increase in the engineering staff.

Interest expense increased to $149,000 in the 2000 quarter compared with $2,000 for the 1999 quarter as a result of borrowings under the Company's line of credit for the acquisition of DJM and for working capital purposes.

No tax benefit was taken during the quarter for the losses incurred by the Company's U.S. operations, however, a tax benefit was provided for the losses of the Company's European subsidiaries due to those subsidiaries ability to carryback such losses if necessary.

                                     ------
                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital decreased from $23,358,000 at December 31, 1999 to $22,552,000 at March 31, 2000 and cash and cash equivalents decreased from $2,111,000 at December 31, 1999 to $1,969,000 at March 31, 2000. During the quarter ended March 31, 2000, accounts receivable decreased to $10,679,000 from $13,769,000 at December 31, 1999 due to the lower level of net sales in the March quarter and compared with the quarter ended December 31, 1999. The cash proceeds related to the decrease in accounts receivable was partially offset by an increase in inventories (raw materials and sub-assemblies) to $17,050,000 at March 31, 2000 compared with $14,997,000 at December 31, 1999. The increase in inventories resulted from lower than planned shipments during the quarter in conjunction with a build cycle anticipated to meet the inflow of orders. These orders are being shipped in the second quarter of the year 2000.

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth all of which the Company was in compliance with at March 31, 2000.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At March 31, 2000 the balance of the notes was $398,325.

Cash  Flows  from  Operating  Activities
----------------------------------------

During the three months ended March 31, 2000 and 1999 net cash used in operating activities amounted to $627,000 and $1,423,000, respectively. The primary reasons for the $796,000 net change from 1999 to 2000 were a decrease in accounts receivable in 2000 of $2,890,000 vs. a decrease of $232,000 in 1999 and an increase in advance payments from customers of $571,000 in 2000 vs. a decrease of $138,000 in 1999 partially offset by (i) a net loss in 2000 of $1,378,000 compared with a net loss of $995,000 in 1999, (ii) an increase in refundable income taxes of $86,000 in 2000 vs. a decrease of $165,000 in 1999,
(iii) an increase in inventories of $2,129,000 in 2000 vs. an increase of $632,000 in 1999 and (iv) an increase in prepaid expenses and other current assets of $392,000 in 2000 vs. an increase of $11,000 in 1999.

Cash  Flows  from  Investing  Activities
----------------------------------------

Net cash used in investing activities amounted to $357,000 in 2000 vs. $399,000 in 1999. The 2000 and 1999 periods consisted of expenditures for property, plant and equipment and additional goodwill related to additional acquisition costs of DJM Cryo-Research.

------
Cash  Flows  from  Financing  Activities
----------------------------------------

Net cash provided by financing activities amounted to $896,000 in 2000 vs. $158,000 in 1999. The 2000 and the 1999 periods include $681,000 and $166,000, respectively, from the exercise of stock options and the 2000 period includes $270,000 of repayments on notes receivable related to exercised stock options. The proceeds in both periods were partially offset by the repayment of long-term debt.

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

Drug-Lead  Discovery  Business
------------------------------

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies (DGI), is majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 2000 and 1999 earnings and will continue to do so. During the three months ended March 31, 2000 and 1999, $853,000 and $640,000, respectively, of research and development expenses were charged to operations. During the 2000 period DGI also recorded $118,000 of revenues primarily for services rendered related to the research and License Agreement with Novo Nordisk A/S. DGI is striving to become financially self-sufficient in 2000 and all options are being explored, including pursuing additional alliances as well as actively seeking strategic partners.

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

As previously described in the Company's Annual Report on Form 10-K, the Chief Executive Officer of Organica, Inc. left in the Spring of 1999, after which operations were consolidated at its Pennsylvania production facility. There are continuing uncertainties as to the future direction of Organica while it has generated net losses. As a result of recent developments, Organica now faces the possible departure of one or more key employees and part of its customer base.

The Company continues to believe in the marketability of Organica's products and is working with Organica's management to develop a plan to make the Company successful, however, it is continuing to assess the future recoverability of its investment in Organica during this transition period.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No  reports  on Form 8-K have been filed during the quarter ended March 31, 2000

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     May  15,  2000
                              /s/  David  Freedman
                              --------------------
                              David  Freedman
                              Chairman
                              (Chief  Executive  Officer)




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
