Form 10-Q
period 2000-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2000-08-10
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  June  30,  2000     Commission  File  No.  0-6994
                                                                     ------




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




Yes  X     No
   ---




There  are  6,068,755  Common  shares  outstanding  as  of  August  3,  2000.

                                      Page1

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index


                                                                   PAGE NO.
                                                         -----------------------------

PART I.                                                  FINANCIAL INFORMATION:

                                                         Consolidated Balance Sheets -
     June 30, 2000 and December 31, 1999                                             3

    Consolidated Statements of Operations -
     Three and Six  Months Ended June 30, 2000 and 1999                              4

    Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2000 and 1999                                         5

    Consolidated Statements of Comprehensive Loss -
     Three and Six Months Ended June 30, 2000 and 1999                               6

    Notes to Consolidated Financial Statements                                       7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                          11


PART II.                                                 OTHER INFORMATION          16


                                      Page2

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                     ASSETS
                                     ------


                                                June 30,    December 31,
                                                  2000          1999
                                              ------------  -------------
Current Assets                                (Unaudited)
--------------------------------------------
  Cash and cash equivalents                   $      2,313  $       2,111
  Accounts receivable, net                          10,539         13,769
  Refundable income taxes                              259             28
  Deferred income taxes                                 85             85
  Inventories:
    Raw materials and sub-assemblies                 8,394          6,397
    Work-in-process                                  3,481          3,669
    Finished goods                                   5,889          4,931
                                              ------------  -------------
      Total inventories                             17,764         14,997

  Prepaid expenses and other current assets            865            719
                                              ------------  -------------

    Total current assets                            31,825         31,709
                                              ------------  -------------

Property, plant and equipment, net                   6,511          7,023
Excess of cost over net assets acquired, net         4,579          4,751
Deferred income taxes                                  153            153
Other assets                                         1,633          2,390
                                              ------------  -------------

                                              $     44,701  $      46,026
                                              ============  =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
--------------------------------------------------

  Current installments of long-term debt            $   242   $   236
  Advance payments from customers                     1,693       462
  Accounts payable and accrued expenses               7,497     7,831
                                                    --------  --------
    Total current liabilities                         9,432     8,529
                                                    --------  --------

Long-term debt, net of current installments           8,179     7,347
                                                    --------  --------

Other liabilities                                       316       380

Shareholders' equity:
  Common stock, $0.0625 par value per share,
  authorized 25,000,000 shares; outstanding, 2000
  - 6,068,755; 1999 - 5,344,000 net of shares held
  in treasury, 2000 - 520,375 and 1999 - 473,069        380       334
  Capital in excess of par                           36,758    32,907
  Accumulated deficit                                (8,541)   (2,107)
  Accumulated other comprehensive loss               (1,761)   (1,032)
  Notes receivable from exercise of stock options       (62)     (332)
                                                    --------  --------
    Total shareholders' equity                       26,774    29,770
                                                    --------  --------

                                                    $44,701   $46,026
                                                    ========  ========


See  notes  to  consolidated  financial  statements.

                                      Page3

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                       Three Months Ended                 Six Months Ended
                                                             June 30,                         June 30,
                                                     --------------------              ------------------
                                                    2000                 1999            2000         1999
                                            --------------------  ------------------  -----------  ----------
Net sales                                   $            11,811   $          14,591   $   22,196   $  26,345

Operating costs and expenses:
  Cost of sales                                           6,963               8,396       12,826      16,111
  Selling, general and administrative
   Expenses                                               4,019               3,949        8,028       7,619
  Research, development and engineering
   Expenses                                               1,877               1,522        3,653       2,893
                                            --------------------  ------------------  -----------  ----------

    Total operating costs and expenses                   12,859              13,867       24,507      26,623
                                            --------------------  ------------------  -----------  ----------

Income (loss) from operations                            (1,048)                724       (2,311)       (278)

Other income (expense):
  Interest income                                             9                  10           21          24
  Interest expense                                         (153)                (13)        (302)        (15)
  Other income (expense), net                               (19)                (23)         (23)        (16)
  Writedown of investment                                  (800)                  -         (800)          -
  Equity in loss in joint venture company                    (3)                 (6)          (6)        (18)
                                            --------------------  ------------------  -----------  ----------
                                                           (966)                (32)      (1,110)        (25)
                                            --------------------  ------------------  -----------  ----------


Income (loss) before income taxes                        (2,014)                692       (3,421)       (303)
Income tax benefit                                          (64)                  -          (93)          -
                                            --------------------  ------------------  -----------  ----------
Net income (loss)                           $            (1,950)  $             692   $   (3,328)  $    (303)
                                            ====================  ==================  ===========  ==========

Basic earnings (loss) per share             $              (.32)  $             .12   $     (.56)  $    (.05)
                                            ====================  ==================  ===========  ==========

Diluted earnings (loss) per share           $              (.32)  $             .11   $     (.56)  $    (.05)
                                            ====================  ==================  ===========  ==========

Basic weighted average number of
 shares outstanding                                       6,054               5,837        5,993       5,814
                                            ====================  ==================  ===========  ==========
Diluted weighted average number of
 shares outstanding                                       6,054               6,034        5,993       5,814
                                            ====================  ==================  ===========  ==========


See  notes  to  consolidated  financial  statements.

                                      Page4

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                Six Months Ended
                                                                    June 30,
                                                               ------------------
                                                              2000           1999
                                                       ------------------  ---------
Cash flows from operating activities:
Net loss                                               $          (3,328)  $   (303)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                      678        495
  Writedown of investment                                            800          -
  Tax benefit related to exercise of stock options                     -         27
Change in related balance sheet accounts:
  Accounts receivable                                              2,894     (2,087)
  Refundable income taxes                                           (231)        97
  Inventories                                                     (2,894)       198
  Prepaid expenses and other current assets                         (170)       153
  Accounts payable and accrued expenses                              213     (1,272)
  Advance payments from customers                                  1,245     (1,260)
  Other assets                                                      (380)         -
  Other liabilities                                                  (64)         -
                                                       ------------------  ---------
Net cash used in operating activities                             (1,237)    (3,952)
                                                       ------------------  ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                        (225)      (717)
  Sale of equipment
  Increase in excess of cost over net assets acquired                  3         25
   related to acquisition costs                                     (211)         -
                                                       ------------------  ---------
Net cash used in investing activities                               (433)      (692)
                                                       ------------------  ---------

Cash flows from financing activities:
  Repayment of long-term debt                                       (110)       (10)
  Borrowings under revolving credit facility                       1,000      1,250
  Proceeds from issue of common stock under
   stock purchase and option plans                                   791        378
  Payments on notes receivable related to
   exercised stock options                                           270         26
                                                       ------------------  ---------
Net cash provided by financing activities                          1,951      1,644
                                                       ------------------  ---------

Net effect of exchange rate changes on cash                          (79)      (106)
                                                       ------------------  ---------
Net increase (decrease) in cash and cash equivalents                 202     (3,106)
Cash and cash equivalents at beginning of period                   2,111      3,793
                                                       ------------------  ---------
Cash and cash equivalents at end of period             $           2,313   $    687
                                                       ==================  =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                             $             303   $     19
  Income taxes                                                       238         75


See  notes  to  consolidated  financial  statements.

                                      Page5

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                                          Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                        --------------------         ------------------
                                                    2000                 1999           2000      1999
                                            --------------------  ------------------  --------  --------
Net income (loss)                           $            (1,950)  $             692   $(3,328)  $  (303)

Other comprehensive loss:
  Foreign currency translation adjustment                  (294)               (348)     (729)     (818)
                                            --------------------  ------------------  --------  --------

Net comprehensive income (loss)             $            (2,244)  $             344   $(4,057)  $(1,121)
                                            ====================  ==================  ========  ========



See  notes  to  consolidated  financial  statements.

                                      Page6

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of June 30, 2000 and the results of its operations and cash flows for the three and six months ended June 30, 2000. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Segment Information as of and for the three and six months ended June 30, 2000 and 1999:


Three Months Ended                    Six Months Ended
June 30                                   June 30
-----------------------------------  ------------------

Laboratory                                  Drug          Laboratory      Drug
Research                                    Lead            Total       Research       Lead        Total
Equipment                                Discovery         Segments     Equipment    Discovery    Segments
-----------------------------------  ------------------  ------------  -----------  -----------  ----------
2000
------------------
  Net sales                          $          11,694   $       117   $   11,811   $   21,961   $     235   $22,196
  Percentage of sales                             99.0%          1.0%         100%        98.9%        1.1%      100%
  Loss from operations                            (223)         (825)      (1,048)        (751)     (1,560)   (2,311)
  Total assets (1)                                   -             -            -       44,324         377    44,701
  Capital expenditures                              86             -           86          225           -       225
  Depreciation and amortization (1)                439             -          439          678           -       678

1999
------------------
  Net sales                          $          12,991   $     1,600   $   14,591   $   24,745   $   1,600   $26,345
  Percentage of sales                             89.0%         11.0%         100%        93.9%        6.1%      100%
  Income (loss) from operations                   (104)          828          724         (466)        188      (278)
  Total assets (1)                                   -             -            -       35,333       1,764    37,097
  Capital expenditures                             303             -          303          717           -       717
  Depreciation and amortization (1)                236             -          236          495           -       495


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




Note  3  -  Earnings  (loss)  per  Common  share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per
                                      Page7
share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options which have been issued by the Company.


Note  4  -  Long-term  debt  and  credit  agreement:

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Bank Agreement was amended in November 1999 in connection with the acquisition of the DJM Cryo-Research Group. The Company was not in compliance with certain covenants at June 30, 2000, however, on August 3, 2000, the Company and the bank entered into an amendment to the Bank Agreement which waived such noncompliance at June 30, 2000, and amended certain financial covenants prospectively based upon certain financial information provided by the Company. At June 30, 2000, $7,652,000 was outstanding under the Bank Agreement.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At June 30, 2000 the balance of the notes was $379,000.


Note  5  -  Consolidated  statements  of  shareholders'  equity:



                                                  Six Months Ended
                                                      June 30,
                                                 ------------------
                                                        2000           1999
                                                 ------------------  --------
(In thousands)
  Balance at beginning of period                 $          29,770   $30,447
  Net loss                                                  (3,328)     (303)
  Other comprehensive loss                                    (729)     (818)
  Issuance of shares under stock purchase plan                  52        49
  Issuance of shares under stock option plans                  739       329
  Issuance of shares under stock option plans                    -        27
  Tax benefit related to exercise of stock options
   stock options                                               270        26
                                                 ------------------  --------

  Balance at end of period                       $          26,774   $29,757
                                                 ==================  ========


                                      Page8

Note  6  -  Stock  dividend

On February 28, 2000, the Company declared a 10% stock dividend, payable May 15, 2000 to shareholders of record as of April 14, 2000. Upon distribution of the stock dividend, the weighted average number of shares outstanding for the three and six months ended June 30, 1999 was retroactively restated.


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

As previously described in the Company's Annual Report on Form 10-K and quarterly reports, the Chief Executive Officer of Organica, Inc. left in the Spring of 1999, after which operations were consolidated at its Pennsylvania production facility. There are continuing uncertainties as to the future direction of Organica and it has continued to generate net losses. As a result of recent developments, Organica has lost one of its key employees and part of its customer base and faces the possible departure of another key employee. Consequently, management has concluded that a significant writedown of the Company's investment in Organica was warranted. Accordingly, in the second quarter, the Company recorded an $800,000 writedown to reduce its minority investment to a book value of $150,000. Organica is involved in evaluating certain strategic alternatives which, based on the information presently available, management believes will enable the Company to recover its remaining investment.


Note  8  -  Acquisition

On November 23, 1999, the Company acquired all of the outstanding common stock of DJM Cryo Research Limited and the net assets of DJM Fabrications (collectively, "DJM Cryo Research Group"), a United Kingdom Corporation and Partnership under common control, respectively, located in Tollesbury, England (the Acquisition). The purchase price consisted of 3.5 million ($5.5 million) in cash, and 250,000 ($392,500) in term notes payable in annual installments over a five year period beginning in November 2004 with 6.00% interest payable annually. The source of the cash consideration paid was the Company's line of credit for acquisition purposes provided by First Union National Bank, payable in monthly installments of $52,513 with 8.14% fixed interest. DJM Cryo Research Group is in the business of designing, developing, and manufacturing ultra-low temperature freezers for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of DJM Cryo Research Group have been included in the Company's consolidated financial statements from November 23, 1999. The excess of the purchase price over the fair value of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The allocation of
                                      Page9
the purchase price is preliminary and will be completed in the fourth quarter after appraisals are finalized.

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


                                   Three months ended    Six months ended
                                     June 30, 1999        June 30, 1999
                                   ------------------    -----------------
                                  (in thousands, except per share amounts)
                                 ----------------------------------------

Net sales                                 $          14,625  $26,413

Net income (loss)                         $             635  $  (417)

Income (loss) per diluted share           $             .11  $  (.07)


Note  9  -  Reclassifications:

Certain balance sheet reclassifications have been made to the prior year's presentation to conform to the 2000 presentation.


                                     Page10

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and six months ended June 30, 2000.


                              Results of Operations
                              ---------------------

Quarter  Ended  June  30,  2000  vs.  Quarter  Ended  June  30,  1999.
----------------------------------------------------------------------

For the quarter ended June 30, 2000, net sales were $11,811,000 compared with net sales of $14,591,000 for the quarter ended June 30, 1999, a decrease of 19.1%. The net loss for the 2000 quarter of $1,950,000 or $.32 per diluted share compared with net income of $692,000 or $.11 per diluted share for the second quarter of 1999.

The decrease in net sales for the quarter ended June 30, 2000 resulted primarily from the inclusion of $1,600,000 of DGI revenues in the 1999 quarter compared with $117,000 of DGI revenues in the 2000 quarter and a significant downturn in shipments by the Company's European subsidiaries as a result of what appears to be a short-term weakening in the European market. In addition, the sale of a custom bioprocess system in Europe in the amount of $800,000 was reflected in the 1999 period with no comparable sale in 2000. However, orders were strong, especially for custom bioprocess equipment as the order backlog increased to $13,096,000 from $10,327,000 at March 31, 2000. Excluding DGI revenues from the 2000 and 1999 quarters, gross margins increased to 40.5% from 35.4% in the second quarter of 1999 primarily as a result of the Company's acquisition of DJM Cryo-Research Limited (DJM) in November 1999, which prior to the acquisition was a supplier to the Company, as well as a more profitable mix of products sold in the 2000 quarter.

The increase of 23.3% in research, development and engineering expenses is primarily attributable to increased spending by DGI BioTechnologies, the Company's drug lead discovery operation and expenses of DJM which was acquired in November 1999 and consequently was not included in the Company's results of operations for the 1999 quarter.

                                     Page11

Interest expense increased to $153,000 in the 2000 quarter compared with $13,000 for the 1999 quarter as a result of borrowings under the Company's line of credit for the acquisition of DJM and for working capital purposes.

The writedown in investment during the 2000 quarter is a result of the Company's writedown of its investment in Organica, Inc. (See Other Matters - Investment in Organica, Inc.)

No tax benefit was taken during the quarter for the losses incurred by the Company's U.S. operations, however, a tax benefit was provided for the losses of the Company's European subsidiaries due to those subsidiaries ability to carryback such losses if necessary.

Six  Months  Ended  June  30,  2000  vs.  Six  Months  Ended  June  30,  1999
-----------------------------------------------------------------------------

For the six months ended June 30, 2000, net sales were $22,196,000 compared with net sales of $26,345,000 for the six months ended June 30, 1999, a decrease of 15.7%. The net loss for the 2000 period of $3,328,000 or $.56 per diluted share compared with a net loss of $303,000 or $.05 per diluted share for the comparable 1999 period.

The decrease in net sales for the first six months of 2000 resulted primarily from the inclusion of $1,600,000 of DGI revenues in the 1999 period compared with $235,000 of DGI revenues for the first half of 2000 and a significant downturn in shipments by the Company's European subsidiaries as a result of what appears to be a short-term weakening in the European market. In addition, the sale of a custom bioprocess system in Europe in the amount of $800,000 was reflected in the 1999 period with no comparable sale in 2000. During the period the order backlog increased to $13,096,000 from $8,569,000 at December 31, 1999 primarily as a result of orders for custom bioprocess equipment which require six months or more to complete. The majority of the backlog is expected to be shipped during the second half of 2000.

Excluding DGI revenues from the 2000 and 1999 periods, gross margins increased to 41.6% from 34.9% in the first half of 1999 primarily as a result of the Company's acquisition of DJM in November 1999, which prior to the acquisition was a supplier to the Company, as well as a more profitable mix of products sold in the 2000 period.

The increase of 26.3% in research, development and engineering expenses is primarily attributable to increased spending by DGI BioTechnologies, the Company's drug lead discovery operation, expenses of DJM which was acquired in November 1999 and consequently not included in the Company's results of operations for the first six months of 1999 and a strengthening of the Company's engineering staff.

Interest expense increased to $302,000 in the 2000 period compared with $15,000 for the first half of 1999 as a result of borrowings under the Company's line of credit for the acquisition of DJM and for working capital purposes.

The writedown in investment during the 2000 period is a result of the Company's writedown of its investment in Organica, Inc. (See Other Matters - Investment in Organica, Inc.)

                                     Page12

No tax benefit was taken during the period for the losses incurred by the Company's U.S. operations, however, a tax benefit was provided for the losses of the Company's European subsidiaries due to those subsidiaries' ability to carryback such losses if necessary.


                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital decreased from $23,180,000 at December 31, 1999 to $22,393,000 at June 30, 2000 and cash and cash equivalents increased from $2,111,000 at December 31, 1999 to $2,313,000 at June 30, 2000. During the period ended June 30, 2000, accounts receivable decreased to $10,539,000 from $13,769,000 at December 31, 1999 due to the lower level of net sales in the June quarter compared with the quarter ended December 31, 1999. The cash proceeds related to the decrease in accounts receivable was partially offset by an increase in inventories to $17,764,000 at June 30, 2000 compared with $14,997,000 at December 31, 1999. The increase in inventories resulted from lower than planned shipments during the period in conjunction with a build cycle anticipated to meet a higher inflow of orders of standard products.

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Bank Agreement was amended in November 1999 in connection with the acquisition of DJM Cryo-Research Group. The Company was not in compliance with certain covenants at June 30, 2000, however, on August 3, 2000, the Company and the bank entered into an amendment to the Bank Agreement which waived such noncompliance at June 30, 2000, and amended certain financial covenants prospectively based upon certain financial information provided by the Company. Management believes that the Company will be in compliance with all covenants through December 31, 2000.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At June 30, 2000 the balance of the notes was $379,000.

Cash  Flows  from  Operating  Activities
----------------------------------------

During the six months ended June 30, 2000 and 1999 net cash used in operating activities amounted to $2,037,000 and $3,952,000, respectively. The primary

                                     Page13
reasons for the $1,915,000 net change from 1999 to 2000 were a decrease in accounts receivable in 2000 of $2,894,000 vs. an increase of $2,087,000 in 1999 an increase in accounts payable and accrued expenses of $213,000 in 2000 vs. a decrease of $1,245,000 in 1999 and an increase in advance payments from customers of $1,245,000 in 2000 vs. a decrease of $1,260,000 in 1999 partially offset by (i) a net loss in 2000 of $3,328,000 compared with a net loss of $303,000 in 1999, (ii) an increase in refundable income taxes of $231,000 in 2000 vs. a decrease of $97,000 in 1999, (iii) an increase in inventories of $2,894,000 in 2000 vs. a decrease of $198,000 in 1999 and (iv) an increase in prepaid expenses and other current assets of $170,000 in 2000 vs. decrease of $153,000 in 1999. During the six months ended June 30, 2000, the Company wrote down its minority investment in Organica, Inc. by $800,000 to a book value of $150,000.

Cash  Flows  from  Investing  Activities
----------------------------------------

Net cash provided by investing activities amounted to $367,000 in 2000 vs. cash used of $692,000 in 1999. The 2000 period consisted of expenditures for property, plant and equipment and additional goodwill related to additional acquisition costs of DJM Cryo-Research. The 1999 period consisted primarily of expenditures for property, plant and equipment.

Cash  Flows  from  Financing  Activities
----------------------------------------

Net cash provided by financing activities amounted to $1,951,000 in 2000 vs. $1,644,000 in 1999. The 2000 and the 1999 periods include $791,000 and
$378,000, respectively, from the issuance of Common stock under stock purchase and option plans and $1,000,000 and $1,250,000, respectively, from borrowings under the Company's revolving credit facility. The 2000 period also includes $270,000 of repayments on notes receivable related to exercised stock options. The proceeds in both periods were partially offset by the repayment of long-term debt.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs, including its funding commitments for DGI BioTechnologies.


                                  Other Matters
                                  -------------

Recently  Issued  Accounting  Standards
---------------------------------------

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued to establish standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended so that it is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material impact on the consolidated financial statements.

Drug-Lead  Discovery  Business
------------------------------

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The

                                     Page14
company, DGI BioTechnologies (DGI), is majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 2000 and 1999 earnings and will continue to do so. During the six months ended June 30, 2000 and 1999, $1,795,000 and $1,412,000, respectively, of research and development expenses were charged to operations. During the 2000 and 1999 periods DGI also recorded $235,000 and $1,600,000, respectively, of revenues primarily for services and licensing fees related to the Research and License Agreement with Novo Nordisk A/S. Management believes DGI needs to become financially self-sufficient in 2000 and all options are being explored, including pursuing additional alliances as well as actively seeking strategic partners.

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

As previously described in the Company's Annual Report on Form 10-K and quarterly reports, the Chief Executive Officer of Organica, Inc. left in the Spring of 1999, after which operations were consolidated at its Pennsylvania production facility. There are continuing uncertainties as to the future direction of Organica and it has continued to generate net losses. As a result of recent developments, Organica has lost one of its key employees and part of its customer base and faces the possible departure of another key employee. Consequently, Management has concluded that a significant writedown of the Company's investment in Organica was warranted. Accordingly, in the second quarter, the Company recorded an $800,000 writedown to reduce its minority investment to a book value of $150,000. Organica is involved in evaluating certain strategic alternatives which, based on the information presently available, Management believes will enable the Company to recover its remaining investment.

                                     Page15

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No  reports  on Form 8-K have been filed during the quarter ended June 30, 2000.

                                     Page16

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     August  11,  2000               /s/  David  Freedman
                                          --------------------
                                          David  Freedman
                                          Chairman
                                          (Chief  Executive  Officer)




                                         /s/  Samuel  Eichenbaum
                                         -----------------------
                                         Samuel  Eichenbaum
                                         Vice  President  -  Finance
                                        (Principal  Accounting  Officer)


                                     Page17



NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES


EXHIBIT INDEX
---------------------------------------------------

Exhibit No.            Exhibit                             Page No.
----------             --------                           ---------

3  (3ii)(e)*         By-Laws of the Company as amended
                     and restated as of May 30, 2000.

10.24*               Indemnification Agreements
                     with Jerome Birnbaum, Lee Eppstein and
                     Carol Freedman

10.25*               First and Second Amendments  to the
                     Credit Agreement between New
                     Brunswick Scientific Co., Inc. and
                     First Union Nation dated
                     April 1, 1999 and August 3, 2000,
                     respectively

27                    Financial Data Schedule
                     (Filed electronically with SEC only)



*     Filed  herewith.

                                     Page18