Form 10-Q/A
period 1999-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2000-08-14
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q/A

                                   AMENDMENT TO
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     August  14,  2000   /s/  David Freedman
                              -------------------
                              David Freedman
                              Chairman
                              (Chief  Executive  Officer)




                              /s/  Samuel  Eichenbaum
                              -----------------------
                              Samuel  Eichenbaum
                              Vice  President  -  Finance
                              (Principal  Accounting  Officer)

                    NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES


    EXHIBIT INDEX
-----------------

Exhibit No      Exhibit                                 Page No.
----------     -------                                   --------
               Research and Licensing Agreement
               Between DGI BioTechnologies LLC.
               And Novo Nordisk A/S dated May 28
               1999 [Confidential portions of this
               document have been omitted and
               filed separately with the Commission
               pursuant to a confidential treatment
               request by Registrant dated August 14,
               2000.  This document (with additional
               portions of Section 1.6 omitted)  was
               originally filed as Exhibit 10-18 to
               Registrant's Form 10-Q for period
10.18          Ending June 30, 1999]                        1

               Credit Agreement Between New
               Brunswick Scientific Co., Inc. and
               First Union National Bank dated
10.19          April 1, 1999 (filed 08/16/99)

               Financial Data Schedule
               (Filed- electronically with SEC only
27             (filed 08/16/99)