Form 10-Q
period 2000-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2000-11-14
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  September  30,  2000     Commission  File  No.  0-6994
                                                                          ------




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




Yes  X     No
   ---




There  are  6,090,320  Common  shares  outstanding  as  of  November  6,  2000.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index





                                                                        PAGE NO.
                                                              -----------------------------
PART I. FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     September 30, 2000 and December 31, 1999                                             3

    Consolidated Statements of Operations -
     Three and Nine Months Ended September 30, 2000 and 1999                              4

    Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2000 and 1999                                        5

    Consolidated Statements of Comprehensive Loss -
     Three and Nine Months Ended September 30, 2000 and 1999                              6

    Notes to Consolidated Financial Statements                                            7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                               11


PART II.OTHER INFORMATION                                                                16

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                     ASSETS
                                     ------


                                               September 30,   December 31,
                                                   2000            1999
                                              ---------------  -------------
Current Assets                                  (Unaudited)
--------------------------------------------
  Cash and cash equivalents                   $         1,473  $       2,111
  Accounts receivable, net                             10,517         13,769
  Refundable income taxes                                 238             28
  Deferred income taxes                                    85             85
  Inventories:
    Raw materials and sub-assemblies                    8,287          6,397
    Work-in-process                                     4,305          3,669
    Finished goods                                      5,435          4,931
                                              ---------------  -------------
      Total inventories                                18,027         14,997

  Prepaid expenses and other current assets               869            719
                                              ---------------  -------------

    Total current assets                               31,209         31,709
                                              ---------------  -------------

Property, plant and equipment, net                      6,168          7,023
Excess of cost over net assets acquired, net            4,407          4,751
Deferred income taxes                                     153            153
Other assets                                            1,595          2,390
                                              ---------------  -------------

                                              $        43,532  $      46,026
                                              ===============  =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current  Liabilities
--------------------



  Current installments of long-term debt            $   240   $   236
  Advance payments from customers                     2,133       462
  Accounts payable and accrued expenses               7,262     7,831
                                                    --------  --------
    Total current liabilities                         9,635     8,529
                                                    --------  --------

Long-term debt, net of current installments           8,083     7,347
                                                    --------  --------

Other liabilities                                       262       380

Shareholders' equity:
  Common stock, $0.0625 par value per share,
  authorized 25,000,000 shares; outstanding, 2000
  - 6,079,040; 1999 - 5,344,000 net of shares held
  in treasury, 2000 - 520,375 and 1999 - 473,069        381       334
  Capital in excess of par                           36,804    32,907
  Accumulated deficit                                (9,172)   (2,107)
  Accumulated other comprehensive loss               (2,399)   (1,032)
  Notes receivable from exercise of stock options       (62)     (332)
                                                    --------  --------
    Total shareholders' equity                       25,552    29,770
                                                    --------  --------

                                                    $43,532   $46,026
                                                    ========  ========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                               Three Months Ended     Nine Months Ended
                                                   September  30,        September  30,
                                                  --------------         --------------
                                                   2000     1999           2000     1999
                                                   ----     ----            ----     ----


Net sales                                   $   12,597   $   12,146   $    34,793   $   38,491

Operating costs and expenses:
  Cost of sales                                  7,534        7,250        20,458       23,361
  Selling, general and administrative
   expenses                                      3,769        3,678        11,699       11,297
  Research, development and engineering
   expenses                                      1,594        1,595         5,247        4,488
                                            -----------  -----------  ------------  -----------

    Total operating costs and expenses          12,897       12,523        37,404       39,146
                                            -----------  -----------  ------------  -----------

Loss from operations                              (300)        (377)       (2,611)        (655)

Other income (expense):
  Interest income                                   15           11            36           35
  Interest expense                                (166)         (23)         (468)         (38)
  Other income (expense), net                      (34)          39           (57)          23
  Writedown of investment                         (150)           -          (950)           -
  Equity in loss in joint venture company           (8)         (15)          (14)         (33)
                                            -----------  -----------  ------------  -----------

                                                  (343)          12        (1,453)         (13)
                                            -----------  -----------  ------------  -----------

Loss before income taxes                          (643)        (365)       (4,064)        (668)
Income tax expense (benefit)                       (12)         120          (105)         120
                                            -----------  -----------  ------------  -----------
Net loss                                    $     (631)  $     (485)  $    (3,959)  $     (788)
                                            ===========  ===========  ============  ===========

Basic loss per share                        $     (.10)  $    ( .08)  $      (.66)  $     (.14)
                                            ===========  ===========  ============  ===========

Diluted loss per share                      $     (.10)  $     (.08)  $      (.66)  $     (.14)
                                            ===========  ===========  ============  ===========

Basic weighted average number of
 shares outstanding                              6,071        5,862         6,017        5,827
                                            ===========  ===========  ============  ===========
Diluted weighted average number of
 shares outstanding                              6,071        5,862         6,017        5,827
                                            ===========  ===========  ============  ===========



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      Nine  Months  Ended
                                                         September  30,
                                                 --------------------------------
                                                         2000        1999
                                                        -------     -------

Cash flows from operating activities:
Net loss                                               $(3,959)  $  (788)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                            865       738
  Writedown of investment                                  950         -
Change in related balance sheet accounts:
  Accounts receivable                                    2,623    (1,292)
  Refundable income taxes                                 (210)       94
  Inventories                                           (3,267)      204
  Prepaid expenses and other current assets               (195)     (228)
  Accounts payable and accrued expenses                   (121)     (235)
  Advance payments from customers                          1,697  (1,248)
  Other assets                                            (218)        -
  Other liabilities                                       (118)        -
                                                       --------  --------
Net cash used in operating activities                   (1,953)   (2,755)
                                                       --------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment              (289)     (875)
  Sale of equipment                                          3        25
  Increase in excess of cost over net assets acquired
   related to acquisition costs                           (205)        -
                                                       --------  --------
Net cash used in investing activities                     (491)     (850)
                                                       --------  --------

Cash flows from financing activities:
  Repayment of long-term debt                             (163)      (18)
  Borrowings under revolving credit facility             1,000     1,250
  Proceeds from mortgage                                     -       247
  Proceeds from issue of common stock under
   stock purchase and option plans                         838       421
  Payments on notes receivable related to
   exercised stock options                                 270        32
                                                       --------  --------
Net cash provided by financing activities                1,945     1,932
                                                       --------  --------

Net effect of exchange rate changes on cash               (139)      (71)
                                                       --------  --------
Net decrease in cash and cash equivalents                 (638)   (1,744)
Cash and cash equivalents at beginning of period         2,111     3,793
                                                       --------  --------
Cash and cash equivalents at end of period             $ 1,473   $ 2,049
                                                       ========  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                             $   443   $    42
  Income taxes                                             291       104


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                       Three Months Ended     Nine Months Ended
                                         September  30,         September  30,
                                        --------------          --------------
                                            2000     1999     2000     1999
                                            ----     ----     ----     ----


Net loss                                   $  (631)  $(485)  $(3,959)  $  (788)

Other comprehensive income (loss):
  Foreign currency translation adjustment     (638)    149    (1,367)     (669)
                                           --------  ------  --------  --------

Net comprehensive loss                     $(1,269)  $(336)  $(5,326)  $(1,457)
                                           ========  ------  ========  ========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, its financial position as of September 30, 2000 and the results of its operations and cash flows for the three and nine months ended September 30, 2000. Interim results may not be indicative of the results that may be expected for the year.


Note 2 - Segment Information as of and for the three and nine months ended September 30, 2000 and 1999:



                                          Three Months Ended          Nine  Months  Ended
                                             September 30                 September 30
                                             ------------                 ------------
                                  Laboratory     Drug             Laboratory Drug
                                    Research     Lead     Total   Research   Lead     Total
                                   Equipment     DiscoverySegmentsEquipment  DiscoverySegments
        ---------     ---------     --------     ---------     ---------     --------

2000
------
  Net sales                          $12,504   $  93   $12,597   $34,465   $   328   $34,793
  Percentage of sales                   99.3%    0.7%      100%     99.1%      0.9%      100%
  Income (loss) from operations          428    (728)     (300)     (323)   (2,288)   (2,611)
  Total assets (1)                    43,163     369    43,532
  Capital expenditures                    64       -        64       289         -       289
  Depreciation and amortization (1)      187       -       187       865         -       865

1999
------
  Net sales                          $12,053   $  93   $12,146   $36,798   $ 1,693   $38,491
  Percentage of sales                   99.2%    0.8%      100%     95.6%      4.4%      100%
  Income (loss) from operations          396    (773)     (377)      (70)     (585)     (655)
  Total assets (1)                    37,415     724    38,139
  Capital expenditures                   158       -       158       875         -       875
  Depreciation and amortization (1)      243       -       243       738         -       738


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




Note  3  -  Earnings  (loss)  per  Common  share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect, if any, of stock options which have been issued by the Company. Since the Company incurred losses for all periods presented, the inclusion of options in the calculation of weighted average common shares is anti-dilutive and therefore there is no difference between basic and diluted earnings per share.


Note  4  -  Long-term  debt  and  credit  agreement:

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Bank Agreement was amended in November 1999 in connection with the acquisition of the DJM Cryo-Research Group. The Company was not in compliance with certain covenants at June 30, 2000, however, on August 3, 2000, the Company and the bank entered into an amendment to the Bank Agreement which waived such noncompliance at June 30, 2000, and amended certain financial covenants prospectively based upon certain financial information provided by the Company. At September 30, 2000 the Company was in compliance with the amended bank covenants. At September 30, 2000, $7,604,000 was outstanding under the Bank Agreement.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At September 30, 2000 the balance of the notes was $369,000.

Note  5  -  Consolidated  statements  of  shareholders'  equity:


                                              Nine  Months  Ended
                                                 September  30,
                                              ---------------------
                                                2000          1999
                                               -------      --------
                                                  (In  thousands)

  Balance at beginning of period                $29,770   $30,447
  Net loss                                       (3,959)     (788)
  Other comprehensive loss                       (1,367)     (669)
  Issuance of shares under stock purchase plan       52        49
  Issuance of shares under stock option plans       786       350
  Tax benefit related to exercise of stock options    -        22
   stock options                                    270        32
                                                --------  --------

  Balance at end of period                      $25,552   $29,443
                                                ========  ========



Note  6  -  Stock  dividend

On February 28, 2000, the Company declared a 10% stock dividend, payable May 15, 2000 to shareholders of record as of April 14, 2000. Upon distribution of the stock dividend, the weighted average number of shares outstanding for the three and nine months ended September 30, 1999 was retroactively restated.


Note  7  -  Investment  in  Organica,  Inc.

Since November 1994, the Company has invested $950,000 (less than a twenty-percent interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes.

As previously described in the Company's Annual Report on Form 10-K and quarterly reports, there had been continuing uncertainties as to the future direction of Organica, Inc. as it continued to generate net losses. The Company concluded that a significant writedown of the Company's investment in Organica was warranted and in the second quarter, the Company recorded an $800,000 writedown to reduce its minority investment to a book value of $150,000. During the quarter ended September 30, 2000 the two members of the Organica Board of Directors appointed by the Company resigned. On October 30, 2000 Organica filed in the United States Bankruptcy Court for the District of Delaware, a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Based on the information presently available, the Company is unable to determine whether the investment is recoverable and has, accordingly, written off the remaining $150,000 investment.

Note  8  -  Acquisition

On November 23, 1999, the Company acquired all of the outstanding common stock of DJM Cryo-Research Limited and the net assets of DJM Fabrications (collectively, "DJM Cryo-Research Group"), a United Kingdom Corporation and Partnership under common control, respectively, located in Tollesbury, England (the Acquisition). The purchase price consisted of 3.5 million ($5.5 million) in cash, and 250,000 ($392,500) in term notes payable in annual installments over a five year period beginning in November 2004 with 6.00% interest payable annually. The source of the cash consideration paid was the Company's line of credit for acquisition purposes provided by First Union National Bank, payable in monthly installments of $52,513 with 8.14% fixed interest. DJM Cryo-Research Group is in the business of designing, developing, and manufacturing ultra-low temperature freezers for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of DJM Cryo-Research Group have been included in the Company's consolidated financial statements from November 23, 1999. The excess of the purchase price over the fair value of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The allocation of the purchase price is preliminary and will be completed in the fourth quarter after appraisals are finalized.

The following unaudited pro forma financial information presents the combined results of operations of the Company and DJM Cryo-Research Group as if the acquisition had occurred on January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and DJM Cryo-Research Group constituted a single entity during such period.


                    Three months ended     Nine Months ended
                    September 30, 1999     September 30, 1999
                    ------------------     ------------------
                    (in thousands, except per share amounts)
                    ----------------------------------------

Net sales                $12,180                  $38,593

Net (loss)               $  (542)                 $  (959)

Loss per diluted share   $  (.09)                 $  (.16)



Note  9  -  Reclassifications:

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter and nine months ended September 30, 2000.


                              Results of Operations
                              ---------------------

Quarter  Ended  September  30,  2000  vs.  Quarter  Ended  September  30,  1999.
--------------------------------------------------------------------------------

For the quarter ended September 30, 2000, net sales were $12,597,000 compared with net sales of $12,146,000 for the quarter ended September 30, 1999, an increase of 3.7%. The net loss for the 2000 quarter of $631,000 or $.10 per diluted share compared with a net loss of $485,000 or $.08 per diluted share for the third quarter of 1999.

Domestic shipments in the U.S. market continued to show strength with a 15% increase over the 1999 quarter, however, these gains were partially offset by continued weakness in the Company's European operations primarily as a result of the strength of the U.S. dollar vs. the Euro and the other currencies in the countries where the Company operates. As a result of the higher mix of domestic sales and the acquisition of DJM in November 1999, which prior to the acquisition was a supplier to the Company, the Company has been able to maintain its gross margins which were 40.2% for the 2000 quarter as compared with 40.3% for the 1999 quarter.

Interest expense increased to $166,000 in the 2000 quarter compared with $23,000 for the 1999 quarter as a result of borrowings under the Company's line of credit for the acquisition of DJM and for working capital purposes. Other income (expense), net was an expense of $34,000 in 2000 vs. income of $39,000 in 1999 due primarily to the inclusion in the 1999 amount of $51,000 as the result of a foreign currency transaction gain.

During the quarter the Company wrote off its remaining $150,000 investment in Organica, Inc. (See Other Matters - Investment in Organica, Inc.)

No tax benefit was taken during the quarter for the losses incurred by the Company's U.S. operations, however, a tax benefit was provided for the losses of the Company's European subsidiaries due to those subsidiaries ability to carryback such losses if necessary.

Nine  Months  Ended  September 30, 2000 vs. Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------

For the nine months ended September 30, 2000, net sales were $34,793,000 compared with net sales of $38,491,000 for the nine months ended September 30, 1999, a decrease of 9.6%. The net loss for the 2000 period of $3,959,000 or $.66 per diluted share compared with a net loss of $788,000 or $.14 per diluted share for the comparable 1999 period.

The decrease in net sales for the first nine months of 2000 resulted primarily from the inclusion of $1,693,000 of DGI revenues in the 1999 period compared with $328,000 of DGI revenues for the first nine months of 2000 and a significant downturn in shipments by the Company's European subsidiaries as a result of the continued strength of the U.S. dollar against the currencies in the countries where the Company's European subsidiaries operate and due to what continues to appear to be a short-term weakening in the European market. In addition, the sale of a custom bioprocess system in Europe in the amount of $800,000 was reflected in the 1999 period with no comparable sale in 2000. During the 2000 period the order backlog increased to $12,698,000 from $8,569,000 at December 31, 1999 primarily as a result of orders for custom bioprocess equipment which require six months or more to complete. A significant portion of the backlog is expected to be shipped during the fourth quarter of 2000.

Excluding DGI revenues from the 2000 and 1999 periods, gross margins increased to 40.6% from 36.5% in the nine months of 1999 primarily as a result of the Company's acquisition of DJM in November 1999, which prior to the acquisition was a supplier to the Company, as well as a more profitable mix of products sold in the 2000 period.

The increase of 16.9% in research, development and engineering expenses is primarily attributable to increased spending by DGI BioTechnologies, the Company's drug lead discovery operation, expenses of DJM (which was acquired in November 1999), and consequently not included in the Company's results of operations for the first nine months of 1999 and a strengthening of the Company's engineering staff.

Interest expense increased to $468,000 in the 2000 period compared with $38,000 for the nine months of 1999 as a result of borrowings under the Company's line of credit for the acquisition of DJM and for working capital purposes. Other income (expense), net was an expense of $57,000 in 2000 vs. income of $23,000 for the 1999 period due primarily to the inclusion in the 1999 amount of $51,000 as the result of a foreign currency transaction gain.

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

                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital decreased from $23,180,000 at December 31, 1999 to $21,574,000 at September 30, 2000 and cash and cash equivalents decreased from $2,111,000 at December 31, 1999 to $1,473,000 at September 30, 2000. During the period ended September 30, 2000, accounts receivable decreased to $10,517,000 from $13,769,000 at December 31, 1999 due to the lower level of net sales in the quarter ended September 30, 2000 compared with the quarter ended December 31, 1999. The cash proceeds related to the decrease in accounts receivable was offset by an increase in inventories to $18,027,000 at September 30, 2000 compared with $14,997,000 at December 31, 1999. The increase in inventories resulted primarily from slower than anticipated sales by the Company's European subsidiaries and the related build-up of inventory and an increase in the number of custom bioprocess units in production which take from six to nine months to complete.

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Bank Agreement was amended in November 1999 in connection with the acquisition of DJM Cryo-Research Group. The Company was not in compliance with certain covenants at June 30, 2000, however, on August 3, 2000, the Company and the bank entered into an amendment to the Bank Agreement which waived such noncompliance at June 30, 2000, and amended certain financial covenants prospectively based upon certain financial information provided by the Company. At September 30, 2000, the Company was in compliance with the amended bank covenants and management believes that the Company will be in compliance with all covenants through December 31, 2000.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At September 30, 2000 the balance of the notes was $369,000.

Cash  Flows  from  Operating  Activities
----------------------------------------

During the nine months ended September 30, 2000 and 1999 net cash used in operating activities amounted to $1,953,000 and $2,755,000, respectively. The primary reasons for the $802,000 net change from 1999 to 2000 were a decrease in accounts receivable in 2000 of $2,623,000 vs. an increase of $1,292,000 in 1999 and an increase in advance payments from customers of $1,697,000 in 2000 vs. a decrease of $1,248,000 in 1999 partially offset by (i) a net loss in 2000 of $3,959,000 compared with a net loss of $788,000 in 1999, (ii) an increase in refundable income taxes of $210,000 in 2000 vs. a decrease of $94,000 in 1999 and (iii) an increase in inventories of $3,267,000 in 2000 vs. a decrease of $204,000 in 1999.

Cash  Flows  from  Investing  Activities
----------------------------------------

Net cash used by investing activities amounted to $491,000 in 2000 vs. $850,000 in 1999. The 2000 period consisted of expenditures for property, plant and equipment and additional goodwill related to additional acquisition costs of DJM Cryo-Research. The 1999 period consisted primarily of expenditures for property, plant and equipment.

Cash  Flows  from  Financing  Activities
----------------------------------------

Net cash provided by financing activities amounted to $1,945,000 in 2000 vs. $1,932,000 in 1999. The 2000 and the 1999 periods include $838,000 and
$421,000, respectively, from the issuance of Common stock under stock purchase and option plans and $1,000,000 and $1,250,000, respectively, from borrowings under the Company's revolving credit facility. The 2000 period also includes $270,000 of repayments on notes receivable related to exercised stock options and the 1999 period includes $247,000 of proceeds from a mortgage related to the expansion of the Company's building in the Netherlands. The proceeds in both periods were partially offset by the repayment of long-term debt.

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

Drug-Lead  Discovery  Business
------------------------------

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), is majority-owned by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. To date, DGI has been fully funded by the Company. DGI's operations have had a significant negative impact on the Company's 2000 and 1999 earnings and will continue to do so. During the nine months ended September 30, 2000 and 1999, $2,616,000 and $2,278,000,
respectively, of research and development expenses were charged to operations. During the 2000 and 1999 periods DGI also recorded $328,000 and $1,693,000, respectively, of revenues primarily for services and licensing fees related to the Research and License Agreement with Novo Nordisk A/S. Management believes DGI needs to become financially self-sufficient in the near term. We are continuing actively to explore means to accomplish this.

Investment  in  Organica,  Inc.
-------------------------------

Since November 1994, the Company has invested $950,000 (less than a twenty-percent interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes.

As previously described in the Company's Annual Report on Form 10-K and quarterly reports, there had been continuing uncertainties as to the future direction of Organica, Inc. as it continued to generate net losses. The Company concluded that a significant writedown of the Company's investment in Organica was warranted and in the second quarter, the Company recorded an $800,000 writedown to reduce its minority investment to a book value of $150,000. During the quarter ended September 30, 2000 the two members of the Organica Board of Directors appointed by the Company resigned. On October 30, 2000 Organica filed in the United States Bankruptcy Court for the District of Delaware, a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Based on the information presently available, the Company is unable to determine whether the investment is recoverable and has, accordingly, written off the remaining $150,000 investment.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     November  10,  2000               /s/  David  Freedman
                                            --------------------
                                            David  Freedman
                                            Chairman




                                            /s/  Samuel  Eichenbaum
                                            -----------------------
                                            Samuel  Eichenbaum
                                            Vice  President  -  Finance
                                            (Principal  Accounting  Officer)