Form 10-K405
period 2000-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2001-04-02
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
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

                      44 Talmadge Road, Edison, N.J. 08817
                      ------------------------------------
                          (Address of principal office)

                 Registrant's telephone number:   (732) 287-1200
                                                  --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
- ------------------------------------------------------------------
                                                       Name  of  each  exchange
     Title  of  each  class                              on  which  registered
     ----------------------                           ------------------------
     None                                                         N/A

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
- ------------------------------------------------------------------
     Title  of  class
     ----------------

Common  stock  -  par  value  $0.0625
Common  stock  Purchase  Rights

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $16,626,253 as of February 9, 2001. This figure was calculated by reference to the high and low prices of such stock on February 9, 2001.

The number of shares outstanding of the Registrant's Common stock as of February 9, 2001: 6,115,557

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 2000, are incorporated in Part III herein.

The  EXHIBITS  INDEX  is  on  Page  51.

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

     The Company also owns more than eighty-four (84%) percent of DGI BioTechnologies, Inc. ("DGI"). Since the Company's original investment in DGI in 1995, NBS has both funded the business of DGI and provided specially designed laboratory space at the Company's headquarters in Edison, New Jersey. DGI has developed and attempted to commercialize novel technology, the Diogenesis process which provides the pharmaceutical and biotechnology industries with site-directed assay systems to generate small, orally available drug leads. DGI has obtained a U.S. patent and foreign patents covering its drug lead discovery technology. DGI believes the technology can also be applied to serve as a display technology known as "phenogenix" which involves using peptides as a means of identifying particular genes susceptible to treatment for particular diseases. NBS has directed DGI to obtain independent funding for its future operations. On March 30, 2001, the Company received a preliminary commitment from an institutional investor to make a substantial investment in DGI in return for a significant ownership interest. That preliminary commitment is subject to the satisfactory completion of due diligence, agreement on final terms and entrance into definitive documentation. The Company is hopeful that this investment will be completed by the end of April 2001 and that this investment may lead to others. The investment, if completed as presently contemplated, will reduce the Company's ownership of DGI to under 50%. However, there can be no assurances that the transaction will be consummated.


The employees, certain consultants and the Board of Directors of DGI have been issued options, which if exercised, in the aggregate represent approximately 9.1% of DGI.

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

Biological Shakers.  Biological shakers perform a function similar to fermentors
- ------------------
and bioreactors, as they are also used in the process of propagating biological cultures. Shakers agitate flasks under controlled conditions containing biological cultures in a liquid media in which nutrients are dissolved. Nutrients are the source of energy needed for growth, while shaking furnishes the dissolved oxygen needed to permit life processes to take place within the microorganism. NBS Shakers are in worldwide use in biological laboratories for research, development, and in some cases, for production of various medical, biological and chemical products. In addition, shakers are widely used in microbiological and recombinant DNA research.

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

The Company manufactures two distinct lines of shakers. Its INNOVA line, which is its most sophisticated shaker, and, its C-Line which is intended primarily for sale through distributors.

Nutrient Sterilizing and Dispensing Equipment.  The Company manufactures devices
- ---------------------------------------------
that automatically sterilize biological nutrients and then maintains those nutrients at the required temperature for subsequent use. As a complement to its nutrient sterilizers, NBS sells an apparatus which automatically fills culture dishes with sterile nutrient.

Tissue  Culture Apparatus.  The Company manufactures apparatus to rotate bottles
- -------------------------
and test tubes slowly and constantly for the purpose of growing animal and plant cells. Certain models of this apparatus may be placed into an incubator and equipped to regulate the speed of rotation. The Company also markets carbon dioxide incubators used in the propagation of tissue cultures. This apparatus has applications in vaccine production, cancer and heart disease research, and the commercial production of pharmaceuticals.

Ultra-Low  Temperature  Freezers  The Company manufactures ultra-low temperature
- --------------------------------
freezers employing vacuum insulation panel technology as well as traditional insulation materials which are used in laboratories handling DNA, enzymes, tissue samples, blood and blood products as well as in laboratories involved in human reproductive technology.

Other Scientific Products.  NBS distributes a line of centrifuges for separating
- -------------------------
cells  from  fermentation  broth.

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

MANUFACTURING
- -------------

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

     Fisher Scientific is the exclusive U.S. distributor of the Company's C-Line of biological shakers. While Fisher is the exclusive U.S. distributor for these NBS Shakers, NBS markets and sells its' shakers and other products on a direct basis as well. Fisher also distributes a few selected INNOVA models.

For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 2000, see Note 12 of Notes to Consolidated Financial Statements. Export sales consist of all sales by the Company's Domestic Operations to customers located outside the United States. Hence, foreign sales include export sales.

     Substantially all of the orders of the Company's domestic operations, including export orders are recorded in United States dollars and are payable promptly upon delivery of the equipment. The Company's wholly owned European subsidiaries book orders for equipment in local currencies and in some instances in United States dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the dollar have had an impact upon the Company's consolidated financial statements, as measured in United States dollars.

Export sales are influenced by changes in the exchange rate of the dollar as those changes affect the cost of the Company's equipment to foreign purchasers. Certain countries, particularly those in Eastern Europe and the former Soviet Union, may not be able to make substantial capital purchases in dollars for economic or political reasons.

NBS maintains five European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited, in England, New Brunswick Scientific B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, New Brunswick Scientific NV/SA in Belgium and New Brunswick Scientific S.a.r.l. in France. NBS with three offices, also sells on a direct basis in China.

     In November 1999, the Company acquired DJM Cryo-Research Limited (subsequently renamed NBS Cryo-Research Limited) (DJM), a manufacturer of ultra-low temperature freezers located in Tollesbury, England. Prior to the acquisition, substantially all of DJM's sales were to the Company. The Company sells these freezers on a direct basis in the United Kingdom, the Netherlands, Belgium and Germany and through distributors in many other countries. The DJM freezers, which have not previously been sold in the U.S. market, will be sold in the U.S. beginning in early 2001.

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

     At December 31, 2000, NBS had a backlog of unfilled orders of $12,543,000, compared with $8,569,000 at the end of 1999. The December 31, 2000 backlog was comprised of orders for standard equipment as well as orders for larger systems. NBS expects to fill all of its existing backlog during the coming year.

One customer based in the United States accounted for approximately 12.5%, 10.4% and 11.5%, respectively, of consolidated net sales during the years ended December 31, 2000, 1999 and 1998.

RESEARCH  AND  DEVELOPMENT
- --------------------------

     Research and development expenditures, all of which are sponsored by the Company, amounted to $3,981,000 in 2000, $3,661,000 in 1999 and $2,632,000 in
1998.

     Thirty-Two (32) of the Company's professional employees were engaged full time in research and development activities.

RESEARCH  AND  LICENSE  AGREEMENT
- ---------------------------------

On May 28, 1999, DGI entered into a Research and License Agreement (the Agreement) with Novo Nordisk A/S, a corporation based in Denmark (Novo). Under the terms of the Agreement, DGI granted to Novo a license to use and sell products worldwide under certain DGI patent rights and technology. In exchange, DGI received $1.6 million in non-refundable license fees. In addition, the Agreement provides for additional payments if specified development milestones are met and the payment of royalties on future sales of a Novo product resulting from the use of DGI's technology, as well as certain other billings for services provided to Novo.

INVESTMENT  IN  ORGANICA,  INC.
- -------------------------------

     Since November 1994, the Company invested $950,000 (less than a twenty-percent voting interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. As previously described in the Company's prior year Annual Report on Form 10-K and current year quarterly reports, there had been continuing uncertainties as to the future direction of Organica, Inc. as it continued to generate losses. The Company concluded that a portion of its investment in Organica, Inc. had become permanently impaired and recorded an $800,000 writedown in the second quarter of 2000 to reduce its investment balance to $150,000, the then estimated recoverable amount. Subsequently, the two members of the Organica Board of Directors appointed by the Company resigned. On October 30, 2000 Organica filed in the United States Bankruptcy Court for the District of Delaware, a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Based on the information available at the end of the third quarter, the Company determined that the investment was not recoverable and, accordingly, wrote off the remaining $150,000 investment in the third quarter of 2000.

COMPETITION
- -----------

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

     EMPLOYEES
     ---------

     NBS employs approximately 477 people, including 249 people engaged in manufacturing and supervision, 70 in research, development and engineering
(including 26 employed by DGI), 113 in sales and marketing, and 45 in administrative and clerical duties. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2003. The Company considers its labor relations to be good.

     WORKING  CAPITAL
     ----------------

     NBS maintains a substantial inventory of parts, components and subassemblies to fill orders for its products. Management believes it has adequate working capital for its present level of operations.

     On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $1 million revolving line of credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or LIBOR at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including, among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Bank Agreement was amended in November 1999 in connection with the acquisition of the DJM Cryo-Research Group. The Company was not in compliance with certain covenants at June 30, 2000, however, on August 3, 2000, the Company and the bank entered into an amendment to the Bank Agreement which waived such noncompliance at June 30, 2000, and amended certain financial covenants prospectively based upon certain financial information provided by the Company. These amended covenants were waived on December 11, 2000 for anticipated noncompliance at December 31, 2000, and on March 27, 2001 for anticipated noncompliance at March 31, 2001. The Company is presently in discussions with the bank with regard to further amending the covenants due to the Company's expectation of not being in compliance with the existing covenants throughout 2001. However, no such final arrangements have been consummated. Consequently, the Company has classified the bank debt as current in its consolidated balance sheet at December 31, 2000. Management believes the Company will be able to meet its obligations as they come due throughout 2001. At December 31, 2000, $7,555,000 was outstanding under the Bank Agreement, as Amended.

     PATENTS  AND  TRADEMARKS
     ------------------------

     NBS holds and has filed applications for United States and foreign patents relating to many of its products, their integral components and significant accessories. NBS also has certain registered trademarks. However, NBS believes that its business is not dependent upon patent, trademark, or other proprietary protection in any material respect. DGI has received patents covering its platform technology and has filed patent applications covering certain assays. DGI has also applied for a number of trademarks.

     CAUTIONARY  STATEMENT
     ---------------------

     Statements included herein which are not historical facts are forward looking statements. Such forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, consistency in the level of orders for custom bioprocess systems, the ability of DGI to achieve its scientific objectives and enter into corporate partnering and/or licensing agreements, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

ITEM  2.     PROPERTY
             --------

     The Company's executive, administrative, engineering and domestic sales offices and its manufacturing operations, warehouse and other facilities are located in a Company-owned 243,000 square foot one-story steel and concrete block building situated on a 17-acre site in Edison, New Jersey. Approximately 50,000 square feet is office space, approximately 16,000 square feet is laboratory space (including 8,700 square feet occupied by DGI), and the balance is devoted to manufacturing and warehouse facilities. The Company's NBS B.V. subsidiary owns its 22,825 square foot building in Nijmegen, The Netherlands.

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


                            HIGH     LOW
                            ----     ---

1999
First Quarter               $7.28   $3.98
Second Quarter               9.75   4.32
Third Quarter                9.00   5.88
Fourth Quarter               7.13   5.00
2000
First Quarter               $16.82  $4.55
Second Quarter               7.84   4.94
Third Quarter                9.38   5.88
Fourth Quarter               8.25   3.38
2001
First Quarter
(through February 9, 2001)  $5.00   $3.69

     (B) The number of holders, including beneficial owners, of NBS' Common stock as of February 9, 2001, is 1,855.

     (C)     NBS  paid  10%  Common  stock  dividends  on  May  15,  2000  and
May  14,  1999.

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



                                        Year Ended December 31,
                                        -----------------------
                               2000        1999       1998      1997     1996
                               ----        ----       ----      ----     ----
                                 (In thousands, except per share amounts)

Net sales (a)                $49,864      $54,866    $46,968   $46,059  $43,432

Net income (loss)          (3,927)(b)   (1,148)(c)    (156)     1,012     882

Basic earnings (loss)
per share (d)                 (.65)        (.20)      (.03)      .18      .16

Diluted earnings (loss)
per share (d)                 (.65)        (.20)      (.03)      .18      .16

Total assets (e)             43,006       46,026      39,066   38,090   37,226

Long-term debt, net of
current installments (e)       694         7,347       239       247      401

Cash dividends per share        -            -          -         -       .05

(a) In fiscal 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold. Consequently, the Company has reclassified such cost amounts, which were previously netted in sales, to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $730,000 in 2000, $618,000 in 1999, $473,000 in 1998, $463,000 in 1997 and $505,000 in 1996.
(b) Includes a charge of $950,000 related to the write-off of investment in Organica, Inc.
(c)     Includes  a  charge  of  $663,000  related  to  non-recurring  severance.
(d)     Adjusted  to  reflect  10%  stock  dividend distributed on May 15, 2000.
(e)     At  year-end.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

     Statements included herein which are not historical facts are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve a number of risks and uncertainties, including but not limited to, possible completion of one or more institutional investments in DGI, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, consistency in the level of orders for custom bioprocess systems, the ability of DGI to achieve its scientific objectives and enter into corporate partnering and/or licensing agreements, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

                              Results of Operations
                              ---------------------

2000  vs.  1999
- ---------------

     For the year ended December 31, 2000, the Company incurred a net loss of $3,927,000 or $.65 per diluted share on net sales of $49,864,000 compared with a net loss of $1,148,000 or $.20 per diluted share on net sales of $54,866,000 for the year ended December 31, 1999.

The 9.1% decrease in net sales in 2000 resulted primarily from a decrease in DGI revenues of $1,365,000 from $1,785,000 in 1999 to $420,000 in 2000, a significant downturn in shipments by the Company's European subsidiaries as a result of the continued strength of the U.S. dollar against currencies in the countries where the Company's European subsidiaries operate and what management believes to be a short-term weakening in the European market. In addition, the sale of a large custom bioprocess system in Europe in the amount of $800,000 was included in 1999 sales with no comparable sale in 2000. No tax benefit was recognized for the Company's U.S. operating losses which are primarily attributable to losses incurred by the Company's majority-owned drug-lead discovery operation, DGI BioTechnologies (DGI).

Gross margins increased to 40.4% in 2000 from 39.7% in 1999 inclusive of DGI revenues against which there is no cost of sales (2000 - $420,000 and 1999 - $1,785,000). Excluding DGI revenues from the 2000 and 1999 periods, gross margins increased to 39.9% in 2000 from 37.7% in 1999, primarily as a result of the Company's acquisition of DJM Cryo-Research in November 1999, which prior to the acquisition was a supplier to the Company. In addition, in 2000 the Company benefited from a more profitable mix of products sold than in 1999.

Selling, general and administrative expenses remained relatively flat at $15,607,000 in 2000 and $15,506,000 in 1999. During 2000, the Company did not
incur any significant increases to its selling, general and administrative expenses and made some reductions in order to offset normal inflationary increases in salaries and other expenses.

Research, development and engineering expenses increased $727,000 or 11.8% to $6,903,000 in 2000 from $6,176,000 in 1999 primarily as the result of an 8.8% increase in costs to support the research efforts of DGI, the Company's drug-lead discovery operation whose expenses increased to $3,480,000 in 2000 from $3,198,000 in 1999. Also contributing to the increase were expenses of DJM (which was acquired in November 1999), and consequently not included in the Company's results of operations for most of 1999 and additional costs incurred during 2000 to strengthen the Company's engineering staff.

Non recurring severance costs decreased from $663,000 to zero as all such costs were accrued at December 31, 1999.

     Interest expense increased to $638,000 in 2000 compared with $127,000 for 1999 as a result of borrowings under the Company's bank agreement for the acquisition of DJM in November 1999 and for working capital purposes.

The $950,000 write-off of the Company's investment in Organica, Inc. during 2000 is a result of a permanent impairment of its investment in Organica as described above in Item 1. Business, Investment in Organica, Inc

Other expense, net was $87,000 in 2000 and $53,000 in 1999 due primarily to the disposal of fixed assets and the Company's equity loss in a joint venture entered into in 1998.

During 2000, the U.S. dollar strengthened against the currencies of the European countries where the Company has subsidiary operations. The effects of balance sheet translation resulted in a currency translation adjustment of $827,000, which is reflected as a component of accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet.

1999  vs.  1998
- ---------------

For the year ended December 31, 1999, the Company incurred a net loss of $1,148,000 or $.20 per diluted share on net sales of $54,866,000 compared with a net loss of $156,000 or $.03 per diluted share on net sales of $46,968,000 for the year ended December 31, 1998.

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

Net  sales increased $7,898,000, from $46,968,000 to $54,866,000, or 16.8%.  The increase in net sales in 1999 is attributable to the receipt by DGI of its first revenues in the amount of $1,785,000 ($1,600,000 of non-refundable license fees and billings for services rendered related to the Research and License Agreement with Novo Nordisk A/S), a 19% increase in export sales and a 33% increase in sales by the Company's European subsidiaries which benefited from strong sales of the Company's core products and ultra-low temperature freezers.

Gross margins increased to 39.7% in 1999 from 38.9% in 1998 as a result of the inclusion in net sales of $1,785,000 of the aforementioned licensing revenue for DGI against which there is no cost of sales and which was partially offset by lower margins on core products due to the significant increase in export sales which carry lower margins than sales in the U.S. market.

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

     Other income (expense), net decreased to an expense of $53,000 in 1999 from an expense of $79,000 in 1998 due to the inclusion in 1998 of a loss related to the disposal of fixed assets which did not occur in 1999. The Company's equity in loss in a joint venture entered into in 1998 increased to $48,000 in 1999 from $36,000 in 1998 due to increased selling and marketing costs of the venture.

During 1999, the U.S. dollar strengthened against the currencies of the European countries where the Company has subsidiary operations. The effects of balance sheet translation resulted in a currency translation adjustment of $539,000, which is reflected as a component of accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet.

                               Financial Condition
                               -------------------

     Liquidity  and  Capital  Resources
     ----------------------------------

     Working capital decreased from $23,180,000 at December 31, 1999 to $15,068,000 at December 31, 2000 and cash and cash equivalents increased to $2,473,000 at December 31, 2000 from $2,111,000 at December 31, 1999. During the year ended December 31, 2000, accounts receivable decreased to $10,403,000 from $13,769,000 at December 31, 1999 due primarily to the lower level of net sales in the quarter ended December 31, 2000 compared with the quarter ended December 31, 1999. The cash proceeds related to the decrease in accounts receivable was offset by an increase in inventories to $16,721,000 at December

31, 2000 compared with $14,997,000 at December 31, 1999. The increase in inventories resulted primarily from slower than anticipated sales by the Company's European subsidiaries and the related build-up of inventory and an increase in the number of custom bioprocess units in production which take from six to nine months to complete.

     On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or LIBOR at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Bank Agreement was amended in November 1999 in connection with the acquisition of DJM Cryo-Research Group. The Company was not in compliance with certain covenants at June 30, 2000, however, on August 3, 2000, the Company and the bank entered into an amendment to the Bank Agreement which waived such noncompliance at June 30, 2000, and amended certain financial covenants prospectively based upon certain financial information provided by the Company. These amended covenants were waived on December 11, 2000 for anticipated noncompliance at December 31, 2000, and on March 27, 2001 for anticipated noncompliance at March 31, 2001. The Company is presently in discussions with the bank with regard to further amending the covenants due to the Company's expectation of not being in compliance with the existing covenants throughout 2001. However, no such final arrangements have been consummated. Consequently, the Company has classified the bank debt as current in its consolidated balance sheet at December 31, 2000. Management believes the Company will be able to meet its obligations as they come due throughout 2001. At December 31, 2000 and 1999, $7,555,000 and $6,745,000,
respectively,  was  outstanding  under  the  Bank  Agreement.

     In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At December 31, 2000 the balance of the notes was $373,000.

     Cash  Flows  from  Operating  Activities
     ----------------------------------------

     During the years ended December 31, 2000 and 1999 net cash used in operating activities amounted to $753,000 and $2,105,000, respectively. The primary reasons for the $1,352,000 net change from 1999 to 2000 were a decrease in accounts receivable in 2000 of $2,985,000 vs. an increase of $3,242,000 in 1999 and an increase in advance payments from customers of $1,611,000 in 2000 vs. a decrease of $956,000 in 1999 partially offset by (i) a net loss in 2000 of $3,927,000 compared with a net loss in 1999 of $1,148,000, (ii) an increase in prepaid expenses and other current assets of $464,000 in 2000 vs. a decrease of $321,000 in 1999, (iii) an increase in inventories of $1,868,000 in 2000 vs. a decrease of $1,101,000 in 1999, (iv) a decrease in accounts payable and accrued expenses of $1,292,000 in 2000 vs. an increase of $506,000 in 1999 and (v) a decrease in other liabilities of $151,000 in 2000 vs. an increase of $380,000 in 1999.

     Cash  Flows  from  Investing  Activities
     ----------------------------------------

     Net cash used in investing activities amounted to $832,000 in 2000 vs. cash used of $6,902,000 in 1999. 2000 consisted primarily of expenditures for property, plant and equipment and additional goodwill related to the acquisition of DJM Cryo-Research. 1999 consisted of expenditures for property, plant and equipment of $1,435,000 and $5,476,000 related to the acquisition of DJM Cryo-Research partially offset by sales of equipment of $129,000.

     Cash  Flows  from  Financing  Activities
     ----------------------------------------

     Net cash provided by financing activities amounted to $2,037,000 in 2000 vs. $7,455,000 in 1999. 2000 and 1999 include $999,000 and $518,000, respectively, from the issuance of Common stock under stock purchase and option plans and $1,000,000 and $6,745,000, respectively, from borrowings under the Company's revolving credit facility. The proceeds in both years were partially offset by the repayment of long-term debt. 2000 also includes $270,000 of repayments on notes receivable related to exercised stock options and 1999 includes $215,000 of proceeds from a mortgage related to the expansion of the Company's building in the Netherlands.

     Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs.

                                  Other Matters
                                  -------------

     Recently  Issued  Accounting  Standards
     ---------------------------------------

     In  June  1998  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 on January 1, 2001. As of December 31, 2000, the Company does not have any derivative financial instruments.

     In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold. Consequently, the Company has reclassified such cost amounts, which were previously netted in sales to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $730,000 in 2000 and by $618,000 in 1999.

     Drug-Lead  Discovery  Business
     ------------------------------

     In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), is majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 2000 and 1999 earnings. During 2000 and 1999, $3,480,000 and $3,198,000, respectively, of research and development expenses were charged to operations. However, in 2000 DGI recorded $420,000 in revenues resulting in a net loss of $3,061,000 and in 1999, DGI recorded $1,785,000 in revenues thereby reducing the 1999 net loss to $1,413,000. On March 30, 2001, the Company received a preliminary commitment from an institutional investor to make a substantial investment in DGI in return for a significant ownership interest. That preliminary commitment is subject to the satisfactory completion of due diligence, agreement on final terms and entrance into definitive documentation. The Company is hopeful that this investment will be completed by the end of April 2001 and that this investment may lead to others. The investment, if completed as presently contemplated, will reduce the Company's ownership of DGI to under 50%. However, there can be no assurances that the transaction will be consummated.

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

     The Company has evaluated and continues to evaluate on an on-going basis the effects, if any, of the Euro conversion upon its business. Factors being considered include, but are not limited to: the possible impact of the Euro conversion on revenues, expenses and income from operations, the ability to adapt information technology to accommodate Euro-denominated transactions, the market risks with respect to financial instruments, the continuity of material contracts, and the potential tax consequences.

     The Company does not believe that the Euro-conversion has had or will have a material operational or financial impact.

     Investment  in  Organica,  Inc.
     -------------------------------

     Beginning in November 1994, the Company invested $950,000 (less than a twenty-percent voting interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. As previously described in the Company's prior year Annual Report on Form 10-K and current year quarterly reports, there had been continuing uncertainties as to the future direction of Organica, Inc. as it continued to generate losses. The Company concluded that a portion of its investment in Organica, Inc. had become permanently impaired and recorded an $800,000 writedown in the second quarter of 2000 to reduce its investment balance to $150,000, the then estimated recoverable amount. Subsequently, the two members of the Organica Board of Directors appointed by the Company resigned. On October 30, 2000 Organica filed in the United States Bankruptcy Court for the District of Delaware, a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Based on the information available at the end of the third quarter, the Company determined that the investment was not recoverable and, accordingly, wrote off the remaining $150,000 investment in the third quarter of 2000.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent  Auditors'  Report

Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG  LLP

KPMG  LLP

Short  Hills,  New  Jersey
February  12,  2001, except
as to the second paragraph
of note 6, which is as of
March  27,  2001

                NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                 (Dollars in thousands, except per share amounts)


                                                                    2000      1999
                                                                 --------  --------

ASSETS
Current assets:

  Cash and cash equivalents                                      $ 2,473   $ 2,111
  Accounts receivable, net of allowance for doubtful accounts,
   2000 - $354 and 1999 - $339                                    10,403    13,769
  Inventories                                                     16,721    14,997
  Prepaid expenses and other current assets                        1,269       832
                                                                 --------  --------
          Total current assets                                    30,866    31,709
                                                                 --------  --------

Property, plant and equipment, net                                 5,936     7,023
Excess of cost over net assets acquired less accumulated
 amortization of $208 in 2000 and $18 in 1999                      4,552     4,751
Deferred income taxes                                                153       153
Other assets                                                       1,499     2,390
                                                                 --------  --------

                                                                 $43,006   $46,026
                                                                 ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                         $ 7,598   $   236
  Accounts payable and accrued expenses                            8,200     8,293
                                                                 --------  --------
          Total current liabilities                               15,798     8,529
                                                                 --------  --------

Long-term debt, net of current installments                          694     7,347

Other liabilities                                                    572       380

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par; authorized 25,000,000 shares;
   issued and outstanding: 2000 - 6,115,557 shares;
   1999 - 5,344,000 shares                                           383       334
  Capital in excess of par                                        36,963    32,907
  Retained earnings                                               (9,140)   (2,107)
  Accumulated other comprehensive loss                            (2,202)   (1,032)
  Notes receivable from exercise of stock options                    (62)     (332)
                                                                 --------  --------
          Total shareholders' equity                              25,942    29,770
                                                                 --------  --------

                                                                 $43,006   $46,026
                                                                 ========  ========

See  notes  to  consolidated  financial  statements.

                    NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                         (In thousands, except per share amounts)


                                                        2000        1999        1998
                                                      ---------  ----------  -----------
Net sales                                             $ 49,864   $  54,866   $   46,968

Operating costs and expenses:
  Cost of sales                                         29,710      33,089       28,715
  Selling, general and administrative
   expenses                                             15,607      15,506       13,801
  Research, development and engineering
   expenses                                              6,903       6,176        4,843
  Non-recurring severance costs                              -         663            -
                                                      ---------  ----------  -----------

Total operating costs and expenses                      52,220      55,434       47,359
                                                      ---------  ----------  -----------

Loss from operations                                    (2,356)       (568)        (391)
                                                      ---------  ----------  -----------

Other income (expense):
  Interest income                                           56          45          114
  Interest expense                                        (638)       (127)          (8)
  Other expense, net                                       (87)        (53)         (79)
  Write-off of investment in Organica, Inc.               (950)          -            -
                                                      ---------  ----------  -----------

                                                        (1,619)       (135)          27
                                                      ---------  ----------  -----------

Loss before income tax expense (benefit)                (3,975)       (703)        (364)

Income tax expense (benefit)                               (48)        445         (208)
                                                      ---------  ----------  -----------

Net loss                                              $ (3,927)  $  (1,148)  $     (156)
                                                      =========  ==========  ===========

Basic loss per share                                  $   (.65)  $    (.20)  $     (.03)
                                                      =========  ==========  ===========

Diluted loss per share                                $   (.65)  $    (.20)  $     (.03)
                                                      =========  ==========  ===========

Basic weighted average number of shares
 outstanding                                             6,036       5,837        5,678
                                                      =========  ==========  ===========

Diluted weighted average number of shares
 outstanding                                             6,036       5,837        5,678
                                                      =========  ==========  ===========

See  notes  to  consolidated  financial  statements.

                     NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (Dollars in thousands, except per share amounts)




                                                                                                          Notes
                                                                                                        Receivable
                                                                                           Accumulated      From
                                   Common Stock    Capital                                   Other        Exercise
                                   -------------
                                                                 in Excess     Retained   Comprehensive    Of Stock
                                      Shares        Amount        of Par       Earnings   Income (Loss)    Options    Total
                                   -------------  ----------  --------------  ----------  --------------  ---------  -------
Balance, January 1, 1998              4,204,845   $     263   $       23,854  $   7,085   $      (1,115)  $    (63)  $30,024

Issue of shares under employee
  stock purchase plan                    14,813           1               90                                             91
Issue of shares under stock
  option plans                          129,430           8              524                                            532
Tax benefits related to exercise
  of stock options                                                       127                                            127
Notes receivable from exercise of
  stock options                                                                                               (301)    (301)
10% stock dividend                      421,356          26            3,766     (3,792)                                  -
Net loss                                                                           (156)                                (156)
Other comprehensive income
 adjustment                                                                                         130                  130

Balance, December 31, 1998            4,770,444   $     298   $       28,361  $   3,137   $        (985)  $   (364)  $30,447

Issue of shares under employee
  stock purchase plan                    21,790           2              106                                            108
Issue of shares under stock
  option plans                           69,895           4              346                                            350
Tax benefits related to exercise
  of stock options                                                        28                                             28
Payment on notes receivable from
  exercise of stock options                                                                                       32     32
10% stock dividend                      481,871          30            4,066     (4,096)                                  -
Net loss                                                                         (1,148)                              (1,148)
Other comprehensive loss
  adjustment                                                                                       (47)                  (47)

Balance, December 31, 1999            5,344,000   $     334   $       32,907  $  (2,107)  $      (1,032)  $   (332)  $29,770

Issue of shares under employee
  stock purchase plan                    27,545           2              117                                             119
Issue of shares under stock
  option plans                          194,823          13              867                                             880
Payment on notes receivable from
  exercise of stock options                                                                                      270     270
10% stock dividend                      549,189          34            3,072     (3,106)                                   -
Net loss                                                                         (3,927)                               (3,927)
Other comprehensive loss
  adjustment                                                                                     (1,170)               (1,170)
                                   -------------  ----------

Balance, December 31, 2000            6,115,557   $     383   $       36,963  $  (9,140)  $      (2,202)  $    (62)  $25,942
                                   =============  ==========  ==============  ==========  ==============  =========  =======


See  notes  to  consolidated  financial  statements.

                         NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                         (In thousands)


                                                              2000       1999      1998
                                                            ---------  --------  --------
Cash flows from operating activities:
  Net loss                                                  $ (3,927)  $(1,148)  $  (156)
  Adjustments to reconcile net loss
    to net cash provided by  (used in)
    operating activities:
      Depreciation and amortization                            1,501     1,111     1,178
      Deferred income taxes                                        -         -      (104)
  Write-off of investment in Organica, Inc.                      950         -         -
  Change in related balance sheet accounts,
    excluding effect of acquisition:
      Accounts receivable                                      2,985    (3,242)      721
      Inventories                                             (1,868)    1,101      (905)
      Prepaid expenses and other current assets                 (464)      321        (8)
      Accounts payable and accrued expenses                   (1,292)      506        62
      Advance payments from customers                          1,611      (956)      (22)
      Other assets                                               (98)     (178)        -
      Other liabilities                                         (151)      380         -
                                                            ---------  --------  --------
  Net cash provided by (used in) operating activities           (753)   (2,105)      766
                                                            ---------  --------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment                    (351)   (1,435)   (1,280)
  Sale of equipment                                                3       129        46
  Acquisition of DJM Cryo-Research Group,
    net of cash acquired                                        (352)   (5,476)        -
  Increase in insurance cash surrender value                    (132)     (120)     (107)
                                                            ---------  --------  --------

  Net cash used in investing activities                         (832)   (6,902)   (1,341)
                                                            ---------  --------  --------

Cash flows from financing activities:
  Proceeds from mortgage                                           -       215         -
  Borrowings under long-term credit facility                   1,000     6,745         -
  Repayments of long-term debt                                  (232)      (23)     (115)
  Proceeds from issue of shares under stock
    purchase and option plans                                    999       518       449
  Proceeds from notes receivable related to stock options        270         -         -
                                                            ---------  --------  --------
  Net cash provided by financing activities                    2,037     7,455       334
                                                            ---------  --------  --------

Net effect of exchange rate changes on cash                      (90)     (130)       66
                                                            ---------  --------  --------
                                                                (175)
Net increase (decrease) in cash and cash equivalents             362    (1,682)
Cash and cash equivalents at beginning of year                 2,111     3,793     3,968
                                                            ---------  --------  --------

Cash and cash equivalents at end of year                    $  2,473   $ 2,111   $ 3,793
                                                            =========  ========  ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                  $    647   $    85   $     6
  Income taxes                                                   621       145       104
Supplemental disclosure of non cash financing
 activities:
  Notes received upon exercise of stock options             $      -   $     -   $   301
  Notes payable related to DJM Cryo-Research
   acquisition                                                     -       404         -


See  notes  to  consolidated  financial  statements.

                  NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                (In thousands)



                                                        2000      1999     1998
                                                      --------  --------  -------
Net loss                                              $(3,927)  $(1,148)  $ (156)

Other comprehensive income (loss):
    Foreign currency translation adjustment              (827)     (539)     622

    Minimum pension liability adjustment                 (343)      492     (492)
                                                      --------  --------  -------

Net comprehensive loss                                $(5,097)  $(1,195)  $  (26)
                                                      ========  ========  =======


See  notes  to  consolidated  financial  statements.

1.     Summary  of  significant  accounting  policies:

     Principles  of  consolidation:

     The consolidated financial statements include the accounts of New Brunswick Scientific Co., Inc., its wholly and majority owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated.

     Translation  of  foreign  currencies:

     Translation adjustments for the Company's foreign operations are included as a component of accumulated other comprehensive loss in shareholders' equity. Transaction gains and losses, which are not significant in amount, are included in the consolidated statements of operations as part of "Other income (expense), net".

     Cash  and  cash  equivalents:

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents in the consolidated statements of cash flows.

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

Investments:

In June 1998, the Company entered into a joint venture, New Brunswick Scientific Projects Limited, with W.H. Promation Ltd. in the United Kingdom with each party owning 50%. The joint venture specialized in the design and construction of bioprocess systems for the pharmaceutical and biotechnology industries. No monies were invested at inception, however, investments in the joint venture occurred based upon its need for operating funds. This investment, which was accounted for using the equity method, was terminated effective December 31, 2000.

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

Earnings  per  share:

     Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company. The dilutive effect of stock options was zero for the years ended December 31, 2000, 1999 and 1998. 10% stock dividends were distributed on May 15, 2000, May 14, 1999 and May 15, 1998, respectively. The weighted average number of shares outstanding for prior periods have been restated to reflect these dividends.

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

Treasury  stock:

     Repurchase of the Company's outstanding Common stock had been accounted for by treating the stock as if retired. At December 31, 2000 all treasury stock was retired.

     Financial  instruments:

     The carrying values of the Company's financial instruments, principally cash and cash equivalents, accounts receivable and accounts payable, accrued expenses, and long-term debt, at December 31, 2000 approximate their estimated fair values. Fair values were determined through a combination of management estimates and information obtained from independent third parties using latest available market data.

Use  of  estimates:

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenue and expenses, and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

Comprehensive  income:

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustment, and minimum pension liability adjustment and is presented in the consolidated statements of comprehensive loss. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

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

Revenue  Recognition:

Revenue is recognized when products are shipped. In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such cost amounts, which were previously netted in sales, to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $730,000 in 2000, $618,000 in 1999 and $473,000 in 1998.

Derivative  instruments  and  hedging  activities:

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

The Company has only limited involvement with derivative financial instruments and uses them only to manage foreign currency risks. As of December 31, 2000, the Company does not have any derivative financial instruments.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a fair value hedge, a cash flow hedge, or a foreign currency hedge. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows or unrecognized firm commitment of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value.

Reclassifications:

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 financial statement presentation.

2.     Inventories  at  December  31  consist  of:


                                    2000     1999
                                   -------  -------
                                     (In thousands)
Raw materials and sub-assemblies   $ 6,325  $ 6,397
Work-in-process                      4,344    3,669
Finished goods                       6,052    4,931
                                   -------  -------

                                   $16,721  $14,997
                                   =======  =======


3.     Property,  plant  and  equipment  at  December  31  consists  of:


                                  2000      1999
                                --------  --------
                                    (In thousands)
Land                            $    800  $    800
Buildings and improvements         4,339     4,404
Machinery and equipment           13,283    13,195
                                --------  --------
                                  18,422    18,399
Less accumulated depreciation     12,486    11,376
                                --------  --------

                                $  5,936  $  7,023
                                ========  ========


4.     Acquisitions:

On November 23, 1999, the Company acquired all of the outstanding common stock of DJM Cryo-Research Limited and the net assets of DJM Fabrications (collectively, "DJM Cryo-Research Group"), a United Kingdom Corporation and Partnership under common control, respectively, located in Tollesbury, England (the Acquisition). The purchase price consisted of 3.5 million ($5.5 million) in cash, and 250,000 ($392,500) in term notes payable in annual installments over a five year period beginning in November 2004 with 6% interest payable annually. The source of the cash consideration paid was the Company's line of credit for acquisition purposes provided by First Union National Bank, payable in monthly installments of $52,513 with 8.07% fixed interest. DJM Cryo-Research Group is in the business of designing, developing and manufacturing ultra-low temperature freezers for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of DJM Cryo-Research Group have been included in the Company's consolidated financial statements from November 23, 1999. The excess of the purchase price over the fair value of net identifiable assets acquired (which was finalized in 2000 upon completion of the appraisal) of $4,760,000 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

The  acquisition  of  DJM  Cryo-Research  Group  consisted  of  the  following:


  Net cash paid                  $  5,476
  Liabilities assumed               1,576
  Fair value of assets acquired    (2,292)
                                 ---------

  Goodwill                       $  4,760
                                 =========

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


                                            1999      1998
                                          --------  --------
                               (In thousands, except per share amounts)
                                             (unaudited)
Net sales                                 $55,002   $47,254

Net loss                                   (1,375)     (268)

Net loss per share                        $  (.24)  $  (.05)


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

5.     Other  assets:

Beginning in November 1994, the Company invested $950,000 (less than a twenty-percent voting interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. As previously described in the Company's prior year Annual Report on Form 10-K and current year quarterly reports, there had been continuing uncertainties as to the future direction of Organica, Inc. as it continued to generate losses. The Company concluded that a portion of its investment in Organica, Inc. had become permanently impaired and recorded an $800,000 writedown in the second quarter of 2000 to reduce its investment balance to $150,000, the then estimated recoverable amount. Subsequently, the two members of the Organica Board of Directors appointed by the Company resigned. On October 30, 2000 Organica filed in the United States Bankruptcy Court for the District of Delaware, a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Based on the information available at the end of the third quarter, the Company determined that the investment was not recoverable and, accordingly, wrote off the remaining $150,000 investment in the third quarter of 2000.


6.     Long-term  debt  and  credit  agreement:

     The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At December 31, 2000, $171,000 and $193,000, respectively, was outstanding under the first and second mortgages and at December 31, 1999, $206,000 and $228,000, respectively, was outstanding under the first and second mortgages. Each mortgage requires 80 equal quarterly payments of principal.

     The Company has an agreement with First Union National Bank (the Bank Agreement) for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million revolving line of credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or LIBOR at the discretion of the Company. At December 31, 2000, the interest rates ranged from 7.82% to 8.07%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including, among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Bank Agreement was amended in November 1999 in connection with the acquisition of the DJM Cryo-Research Group. The Company was not in compliance with certain covenants at June 30, 2000, however, on August 3, 2000, the Company and the bank entered into an amendment to the Bank Agreement which waived such noncompliance at June 30, 2000, and amended certain financial covenants prospectively based upon certain financial information provided by the Company. These amended covenants were waived on December 11, 2000 for anticipated noncompliance at December 31, 2000, and on March 27, 2001 for anticipated noncompliance at March 31, 2001. The Company is presently in discussions with the bank with regard to further amending the covenants due to the Company's expectation of not being in compliance with the existing covenants throughout 2001. However, no such final arrangements have been consummated. Consequently, the Company has classified the bank debt as current in its consolidated balance sheet at December 31, 2000. Management believes the Company will be able to meet its obligations as they come due throughout 2001. At December 31, 2000 and 1999, $7,555,000 and $6,745,000, respectively, was outstanding  under  the  Bank  Agreement.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At December 31, 2000 the balance of the notes was $373,000.

     Aggregate  annual  maturities  of  long-term  debt  are  as  follows:



Year ending December 31                      Amount
- ---------------------------------------  ---------------
                                         (In thousands)
2001                                     $         7,598
2002                                                  43
2003                                                  43
2004                                                  43
2005                                                  43
 After 2005                                          522
                                         ---------------

                                          $        8,292
                                          ==============

7.Accounts  payable  and  accrued  expenses  at  December  31,  consists  of:



                                             2000    1999
                                            ------  ------
                                            (In thousands)
Accounts payable-trade                      $3,109  $3,950
Accrued salaries, wages and payroll taxes    1,842   2,647
Accrued foreign dealer commissions             367     324
Advance payments from customers              2,057     462
Other accrued liabilities                      825     910
                                            ------  ------

                                            $8,200  $8,293
                                            ======  ======


8.     Income  taxes:


                                                  Years Ended December 31,
                                              -------------------------------
                                               2000        1999       1998
                                            ----------  ----------  ---------
                                                      (In thousands)
Income (loss) before income taxes:
  Domestic                                  $  (2,690)  $  (2,149)  $ (1,014)
  Foreign                                      (1,285)      1,446        650
                                            ----------  ----------  ---------

                                            $  (3,975)  $    (703)  $   (364)
                                            ==========  ==========  =========

Income tax expense (benefit) consists of:
  Federal:
    Current                                 $       -   $       -   $   (257)
    Deferred                                        -           -       (104)
  State-current                                     -           -          3
  Foreign-current                                 (48)        445        150
                                            ----------  ----------  ---------

                                            $     (48)  $     445   $   (208)
                                            ==========  ==========  =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                          2000     1999
                                                         -------  -------
                                                           (In thousands)
Deferred tax assets:
  Inventories                                            $   290  $   320
  Allowance for doubtful accounts                            122       99
  Accrued expenses                                           702      273
  Alternative minimum tax credit carryforward                 67       67
  Domestic net operating loss carryforward                 1,911    1,103
  Domestic capital loss and contribution carryforwards        15       33
                                                         -------  -------
          Gross deferred tax assets                        3,107    1,895
Less:  Valuation allowance                                 2,477    1,213
                                                         -------  -------
                                                             630      682
                                                         -------  -------
Deferred tax liabilities:
  Accumulated depreciation                                   255      264
  Other liabilities                                          137      180
                                                         -------  -------
          Gross deferred tax liabilities                     392      444
                                                         -------  -------

          Net deferred tax asset                         $   238  $   238
                                                         =======  =======


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes there are significant cost efficiencies to be realized in its operations and is focused on achieving such efficiencies during 2001 and has identified other strategies to realize the deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance at December 31, 2000 and 1999 was an increase of $1,264,000 and $513,000, respectively.

     The domestic net operating loss carryforwards at December 31, 2000 of $4,958,000 for federal and $6,800,000 for state are available to offset future taxable income, if any, through 2020 for federal tax purposes.

     The Company's effective income tax rates for 2000, 1999 and 1998 differed from the U.S. statutory Federal income tax rates of 34% as follows:


                                                              Percentage of loss before taxes
                                                             --------------------------------
                                                                     2000    1999     1998
                                                                 ---------  -------  -------
Computed "expected" tax  benefit                                    (34.0)%  (34.0)%  (34.0)%
  Increase (decrease) in taxes resulting
   from:
    Rate differential between U.S. and
      foreign income taxes                                               -     (6.6)       -
    Change in valuation allowance
      allocated to income tax expense                                 31.8     98.1     30.5
    Benefit due to foreign loss
     carryback                                                        (1.2)       -        -
    Change in tax accruals related to
      open tax years                                                     -        -    (47.8)
    Other                                                              2.2      5.8     (5.8)
                                                                   --------  -------  -------

Actual tax expense (benefit)                                         (1.2)%    63.3%  (57.1)%
                                                                   ========  =======  =======


9.     Pension  plans  and  other  liabilities:

     The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $133,000, $131,000 and $124,000 in 2000, 1999 and 1998,
respectively.

The following table sets forth the U.S. defined benefit plan's benefit obligation, fair value of plan assets and funded status at December 31, 2000 and 1999:


                                                      2000      1999
                                                   --------  --------
  (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year            $ 5,912   $ 5,712
Actuarial gain                                        (223)     (122)
Service cost                                           269       228
Interest cost                                          594       402
Benefits paid                                         (336)     (308)
                                                   --------  --------
Benefit obligation at end of year                  $ 6,216   $ 5,912
                                                   ========  ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year     $ 6,044   $ 5,059
Actual return on plan assets                          (331)    1,109
Employer contribution                                   75       238
Benefits paid                                         (336)     (308)
Other expenses                                           -       (54)
                                                   --------  --------
Fair value of plan assets at end of year           $ 5,452   $ 6,044
                                                   ========  ========

CHANGE IN PREPAID PENSION COST
Prepaid benefit cost at beginning of year          $   363   $   374
Net periodic pension cost                             (201)     (249)
Contributions                                           75       238
                                                   --------  --------
Prepaid benefit cost at end of year                $   237   $   363
                                                   ========  ========

MISCELLANEOUS ITEMS AT END OF YEAR
Funded status                                      $  (764)  $   132
Unrecognized net transition obligation             $   111   $   130
Unrecognized prior service cost                    $   (23)  $   (27)
Unrecognized net loss                              $   913   $   128
Prepaid benefit cost before additional liability   $   237   $   363
Additional liability                               $   357   $     -
Prepaid benefit cost after additional liability    $   594   $   363
Intangible asset                                   $   343   $     -




                                                                              2000    1999      1998
                                                                             ------  ------  --------
COMPONENTS OF NET PERIODIC BENEFIT COST                             (In thousands except percentages)
Service cost                                                                $  269   $ 228   $   207
Interest cost                                                                  420     402       376
Expected return on plan assets                                                (503)   (426)     (385)
Transition obligation                                                           19      19        19
Amortization of prior service cost                                              (4)     (4)       (4)
Recognized net actuarial loss                                                    -      30        47
                                                                             ------  ------  --------
Net periodic benefit cost                                                    $ 201   $ 249   $   260
                                                                             ======  ======  ========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF  DECEMBER 31
Discount rate                                                                 7.25%   7.25%     7.25%
Expected return on plan assets                                                8.50%   8.50%     7.50%
Rate of compensation increase                                                 3.00%   4.00%     4.00%

     The minimum additional pension liability in 2000 and 1998 are non-cash items which are offset by a direct reduction to shareholders' equity of $343,000 and $492,000, respectively. In 1999 there was no minimum additional pension liability.

     The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 2000, 1999 and 1998 was $180,000, $163,000 and $160,000, respectively.

     International pension expense in 2000, 1999 and 1998 was not material. Foreign plans generally are insured or otherwise fully funded.

     In October 1999, the Company and its President agreed that the President would leave the Company to pursue other business interests. In accordance with a pre-existing employment contract the Company is making severance payments over three years in the amount of $200,000 per year. At December 31, 1999, the Company accrued the present value of the future payments ($442,000 outstanding at December 31, 2000) and is recognizing interest expense over the three-year term.

10.     Shareholders'  equity:

All  stock  options  were  issued  at  fair  market  value at the time of grant.

     The 1999 and 1998 data for the stock options and rights plans described below have been restated to reflect the 10% stock dividend which was distributed on May 15, 2000.

     The 1991 Non-Qualified Stock Option Plan (the 1991 Plan) for officers and key employees of the Company provides for the granting of options to purchase up to 881,122 shares of the Company's Common stock. Options are exercisable in five equal installments commencing one year after date of grant. Options expire up to 10 years from the date of grant. The exercise price per share of each option may not be less than the fair market value on the date of grant.

Shares  under  option  related  to  the 1991 Plan at December 31 are as follows:


                                                2000               1999              1998
                                        -----------------  -----------------  ---------------


                                       Weighted-Average              Weighted-Average         Weighted-Average
                             Shares      Exercise Price        Shares  xercise Price   Shares   Exercise Price
                       -------------  -----------------  ------------- -------------  -------  __-------------
Outstanding,
 Beginning of
 Year                      523,205   $            5.50         532,180   $  5.47         435,159   $5.08
Granted                    202,500                6.13               -         -         258,940    4.29
Exercised                 (123,219)               3.84          (8,975)     3.68        (151,573)   3.34
Cancelled                 (142,129)               8.10               -         -         (10,346)   4.15
                  -----------------  -----------------  ---------------  -------  ---------------  -----

Outstanding,
 end of year               460,357   $            5.42         523,205   $  5.50         532,180   $5.47
                  =================                     ===============           ===============


     At  December  31,  2000,  options  were  exercisable  as  follows:


        Exercise
Shares  Price
- ------  ---------

40,565  $    4.51
4,840        8.26
2,420       10.33
2,420       12.40
62,920       4.29


     At December 31, 2000, 108,741 options were available for future grant. The weighted-average remaining contractual life for the options outstanding at December 31, 2000 was
4.4  years.

     The 1999 Stock Option Plan for Nonemployee Directors (the 1999 Plan) provides for the granting of options to purchase up to 110,000 shares of the Company's Common stock. No options may be granted under the 1999 Plan after March 17, 2009. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value on the date of grant. During 2000, 52,500 options exercisable at $7.00 per share were granted pursuant to the 1999 Plan all of which were outstanding at December 31, 2000. In addition, 26,250 options were exercisable at an exercise price of $7.00 per share and 57,500 options were available for future grant.

     In 1989, the Company adopted a stock option plan for nonemployee directors which expired on April 30, 1999. The plan provided for the granting of options to purchase up to 407,830 shares of the Company's Common stock. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option could not be less than eighty-five percent (85%) of the fair market value on the date of grant.

Shares under option related to the 1989 Plan for Nonemployee Directors at December 31, are as follows:



                                        2000                         1999              1998
                                    -----------------       -----------------    ---------------


                                      Weighted-Average               Weighted-Average         Weighted-Average
                           Shares       Exercise Price         Shares  Exercise Price   Shares Exercise Price
- ----------------  -----------------  -----------------  ---------------  -------  ---------------
Outstanding,
 Beginning of
 Year                      313,192   $            4.66         334,925   $  4.64         268,608   $4.72
Granted                          -                   -          36,300      4.13          72,600    4.29
Exercised                  (79,382)               4.66         (58,033)     4.25          (6,283)   4.07
                  -----------------                     ---------------           ---------------

Outstanding,
 end of year               233,810   $            4.66         313,192   $  4.66         334,925   $4.64
                  =================                     ===============           ===============


     At  December  31,  2000  options  were  exercisable  as  follows:


        Exercise
Shares  Price
- ------  ---------

29,514  $    4.10
17,052       4.57
57,695       5.26
29,040       4.29
7,865        4.13


     The weighted-average remaining contractual life for the options outstanding at December 31, 2000 was 6.8 years.

     At December 31, 2000 pursuant to the 1998 Stock Option Plan for 10% Shareholder-Directors 24,200 options were exercisable at $4.75 per share, 29,040 options were exercisable at $4.13 per share and 28,750 options were exercisable at $7.00 per share. At December 31, 2000, 42,500 options were available for future grant.

     Shares under option related to the 1998 stock option plan for 10% Shareholder-Directors at December 31, are as follows:



                                       2000                         1999              1998
                               ----------------            -----------------      --------------


                                     Weighted-Average              Weighted-Average        Weighted-Average
                           Shares       Exercise Price        Shares Exercise Price  Shares Exercise Price
                     ----------------  ----------------  -----------------  --------------  -------  -------
Outstanding,
 Beginning of
 Year                      108,900  $            4.48          60,500  $  4.75               -  $   -
Granted                     57,500               7.00          48,400     4.13          60,500   4.75
                  ----------------                     --------------           --------------

Outstanding,
 end of year               166,400  $            5.35         108,900  $  4.48          60,500  $4.75
                  ================                     ==============           ==============


    The weighted-average remaining contractual life for the options outstanding at December 31, 2000 was 8.6 years.

     In the aggregate, related to the aforementioned stock option plans, there were 208,741 additional shares available for grant at December 31, 2000. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $6.43 and $4.14, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
2000 - no expected dividend yield, risk-free interest rate of 5.39%, volatility factor of 68.3%, and an expected life of 7.4 years.

     In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved
307,461  shares  of  its  authorized  shares  of  Common stock for this purpose.
During  2000,  1999  and  1998,  27,545,  21,790  and  14,813  Common  shares, respectively,  were  issued  under  the  plan.

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for stock options issued with an exercise price at least equal to the fair value of the stock at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 2000, 1999 and 1998 net loss and loss per share would have been increased to the proforma amounts as follows:




                             2000      1999    1998
                          --------  --------  ------
Net loss (in thousands):
  As reported             $(3,927)  $(1,148)  $(156)
  Proforma                 (4,312)   (1,531)   (374)
Basic loss per share:
  As reported             $  (.65)  $  (.20)  $(.03)
  Proforma                   (.71)     (.26)   (.07)
Diluted loss per share:
  As reported             $  (.65)  $  (.20)  $(.03)
  Proforma                   (.71)     (.26)   (.07)


     Pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS
No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

     On October 15, 1999, the Company declared a dividend of one Common share purchase right (the Rights) on each share of Common stock outstanding. The Rights entitle the holder to purchase one share of Common stock at $22.73 (the Purchase Price) per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the Rights: (i) will entitle holders to purchase at the Purchase Price that number of shares of Common stock having an aggregate fair market value of two times the Purchase Price; (ii) will become exchangeable at the Company's election at an exchange ratio of one share of Common stock per right; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the Purchase Price, shares of Common stock of the surviving company having a fair market value of two times the Purchase Price.

     In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (ESOP). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $2,600, $2,500 and $1,900 during 2000, 1999 and 1998, respectively.

     Shareholders' Equity includes non-interest bearing notes receivable, resulting from the exercise of stock options, from the Vice President, Finance in the amount of $51,250, and from other key employees in the amount of $10,250. Imputed interest on these loans amounted to $5,498, $22,418 and $8,244, during 2000, 1999 and 1998, respectively.

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

The second operating segment is DGI BioTechnologies, Inc. (DGI). This segment is involved in the development of a novel technology that facilitates the discovery of new drugs.

Summarized segment information for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands, except percentages):



                                     Laboratory
                                      Research           DGI           Total
                                     Equipment     BioTechnologies    Segments
                                    ------------  -----------------  ----------
2000
- -----
Net sales from external customers   $    49,444   $            420   $  49,864
Income (loss) from operations               704             (3,060)     (2,356)
Percentage of sales                        99.2%               0.8%        100%
Total assets (1)                         42,636                370      43,006
Capital expenditures                        351                  -         351
Depreciation (1)                          1,270                  -       1,270

1999
- -----
Net sales from external customers   $    53,081   $          1,785   $  54,866
Income (loss) from operations               845             (1,413)       (568)
Percentage of sales                        96.7%               3.3%        100%
Total assets (1)                         45,321                705      46,026
Capital expenditures                      1,435                  -       1,435
Depreciation (1)                          1,072                  -       1,072

1998
- -----
Net sales from external customers   $    46,968   $              -   $  46,968
Income (loss) from operations             1,805             (2,196)       (391)
Percentage of sales                         100%                 -         100%
Total assets (1)                         39,205                118      39,323
Capital expenditures                      1,280                  -       1,280
Depreciation (1)                          1,178                  -       1,178


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

     The following table sets forth the Company's operations by geographic area for 2000, 1999 and 1998. The information shown under the caption "Europe" represents the operations of the Company's wholly owned foreign subsidiaries primarily in the UK and The Netherlands (in thousands):


                                                                      Transfers and
                                                                       eliminations
                                        United                         between geo-    Conso-
                                        States           Europe       graphic areas   lidated
                                    ---------------  --------------  ---------------  --------
Net sales:
2000                                $       41,657   $      13,921   $        5,714   $ 49,864
1999                                        42,057          19,174            6,365     54,866
1998                                        37,321          14,375            4,728     46,968

    Income (loss) from operations:
2000                                $       (1,719)  $        (637)                  $ (2,356)
1999                                        (2,100)          1,532                       (568)
1998                                        (1,036)            645                       (391)

    Identifiable assets:
2000                                $       22,261   $      20,745                   $ 43,006
1999                                        29,210          16,816                     46,026
1998                                        30,177           9,146                     39,323


     Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One customer based in the United States accounted for approximately 12.5%, 10.4% and 11.5%, respectively, of consolidated net sales during the years ended December 31, 2000, 1999 and 1998.

     Income from operations from the United States has been significantly affected by the research and development costs of DGI BioTechnologies, the Company's drug-lead discovery operation (Note 11).

     During 2000, 1999 and 1998, net sales from domestic operations to foreign customers were$9,284,000, $8,711,000 and $7,291,000, respectively. Export sales from the United States are made to many countries and areas of the world including the Far East, the Middle East, Canada, South America, India and Australia.

13.     Commitments  and  contingencies:

     The Company is obligated under the terms of various operating leases. Rental expense under such leases for 2000, 1999 and 1998 was $849,000, $786,000 and $581,000, respectively. As of December 31, 2000, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):


2001                             $   782
2002                                 626
2003                                 498
2004                                 376
2005                                 388
After 2005                         2,376
                                 -------

Total minimum payments required  $5,046*
                                 =======


     * Minimum payments have not been reduced by minimum sublease rentals of $200,000 due in future years under noncancelable subleases.




     From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     From time to time, the Company has entered into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 2000 and 1999, the Company had $-0- and $1,600,000, respectively, of forward exchange contracts outstanding. In 1999, the contracts were primarily to exchange various European currencies for U.S. dollars. Substantially, all contracts matured within a period of 13 months.

Gains and losses on forward foreign exchange contracts in connection with firm commitments that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 2000, no unrecognized net gains were deferred on such contracts. Gains and losses on forward exchange contracts in connection with anticipated transactions are marked to market monthly with the resulting gain or loss recognized immediately in the consolidated statement of operations.

14. Quarterly financial information (unaudited) (in thousands, except per share amounts):


                                   First      Second       Third     Fourth     Total
                                  --------  -----------  ---------  ---------  --------
Year ended December 31, 2000
  Net sales                       $10,541   $   12,007   $ 12,771   $ 14,545   $49,864
  Gross profit                      4,441        4,831      5,063      5,819    20,154
  Net income (loss)                (1,378)   (1,950)(b)   (631)(c)        32    (3,927)
  Earnings (loss) per share: (a)
    Basic                         $  (.23)  $     (.32)  $   (.10)  $    .01   $  (.65)
    Diluted                          (.23)        (.32)      (.10)       .01      (.65)

Year ended December 31, 1999
  Net sales                       $11,865   $   14,737   $ 12,304   $ 15,960   $54,866
  Gross profit                      4,039        6,195      4,896      6,647    21,777
  Net income (loss)                  (995)         692       (485)   (360)(d)   (1,148)
  Earnings (loss) per share: (a)
    Basic                         $  (.17)  $      .12   $   (.08)  $   (.06)  $  (.20)
    Diluted                          (.17)         .11       (.08)      (.06)     (.20)


(a)     Due  to  rounding the sum of the quarters does not necessarily equal the amount for  the  full  year.
(b)     Includes  $800,000  related  to  writedown  of  Organica  investment.
(c)     Includes  $150,000  related  to  writeoff  of  balance  of Organica investment.
(d)     Includes  $663,000  of  non-recurring  severance  costs.



ITEM  9.     DISAGREEMENT  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
             --------------------------------------------------------

     None.

                                     ------
                                    PART III
                                    --------

     The information required by Part III is contained in the Registrant's proxy statement which will be filed pursuant to Regulation 14A or an information statement pursuant to Regulation 14C of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year ended December 31, 2000. The information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (a)     The  following  documents  are  filed  as  a  part  of this report:

     1. Financial statements and supplementary data included in Part II of this report:

          New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

          Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998

          Notes  to  Consolidated  Financial  Statements

     2.     Financial  statement  schedules  included in part IV of this report:

          Schedule  II

          Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.     Exhibits:

          The  Exhibits  index  is  on  Page  51.

                                                  Schedule  II


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)


                                    Additions
                                    ---------



                                      Charged to                          Balance
                           Balance    Costs and   Charged to              At End
                          Beginning   (Credited)    Other                    of
                          of Period    Expenses    Accounts   Deductions   Period
                          ----------  ----------  ----------  -----------  ------
Allowance deducted
 from asset to which
 it applies:

  Allowance for
   doubtful accounts:

                          Year ended
     December 31, 2000           339         22            -        7 (a)     354
  Year ended
       December 31, 1999         235        104            -            -     339
  Year ended
     December 31, 1998           284        (14)           -       35 (a)     235



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

(3b) Restated By-Laws of the Company, as amended and restated, is incorporated herin by reference to Exhibit (3) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

(10-5)*     Employment  Agreement  (as  amended)  with  David  Freedman.

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

(10-23)     Indemnification Agreements with Kenneth Freedman and Peter Schkeeper are incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10-24)     Indemnification Agreements with Jerome Birnbaum and Lee Eppstein are incorporated herein by reference to Exhibit (10-24) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2000, is incorporated herein by reference.

(22)     Subsidiaries  of  the  Company  appear  on  Page  54.

(24a)*     Consent  of  KPMG  LLP.

*  Filed  herewith.

                                     ------
                                   EXHIBIT 22
                                   ----------

                           SUBSIDIARIES OF THE COMPANY
                           ---------------------------



                                                               Percentage  of
              Name  and  Place  of  Incorporation                   Ownership
- -------------------------------------------------          ------------------


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


          NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.


Dated:  March  30,  2001     By:     /s/  David  Freedman
                                     --------------------
                                      David  Freedman
                                      Chairman  of  the  Board
                                     (Principal  Executive  Officer)
                                      and  Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March  30,  2001     By:     /s/  Adele  Lavender
                                     --------------------
                                     Adele  Lavender
                                     Corporate  Secretary


Dated:  March  30,  2001     By:     /s/  Sigmund  Freedman
                                     ----------------------
                                     Sigmund  Freedman
                                     Treasurer  and  Director


Dated:  March  30,  2001     By:     /s/  Samuel  Eichenbaum
                                     -----------------------
                                     Samuel  Eichenbaum
                                     Vice  President,  Finance

Dated:  March  30,  2001     By:     /s/  Jerome  Birnbaum
                                     ---------------------
                                     Jerome  Birnbaum
                                     Director


Dated:  March  30,  2001     By:     /s/  Kenneth  Freedman
                                     ----------------------
                                     Kenneth  Freedman
                                     Director


Dated:  March  30,  2001     By:     /s/  Ernest  Gross
                                     ------------------
                                     Ernest  Gross
                                     Director


Dated:  March  30,  2001     By:     /s/  Kiyoshi  Masuda
                                     --------------------
                                     Kiyoshi  Masuda
                                     Director


Dated:  March  30,  2001     By:     /s/  Dr.  David  Pramer
                                     -----------------------
                                     Dr.  David  Pramer
                                     Director


Dated:  March  30,  2001     By:     /s/  Peter  Schkeeper
                                     ---------------------
                                     Peter  Schkeeper
                                     Director


Dated:     By:
                                     ---------------------
                                     Martin  Siegel
                                     Director