Form 10-Q
period 2001-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2001-05-14
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For  The  Quarter  Ended  March  31,  2001     Commission  File  No.  0-6994
                                                                      ------


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


Yes  X     No
   ---


There  are  6,115,557  Common  shares  outstanding  as  of  May  4,  2001.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index




                                                                        PAGE  NO.
                                                                        ---------


PART I.     FINANCIAL INFORMATION:

            Item 1:

                                                     Consolidated Balance Sheets -
     March 31, 2001 and December 31, 2000                                        3

    Consolidated Statements of Operations -
     Three Months Ended March 31, 2001 and 2000                                  4

    Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2001 and 2000                                  5

    Consolidated Statements of Comprehensive Loss -
     Three Months Ended March 31, 2001 and 2000                                  6

    Notes to Consolidated Financial Statements                                   7

           Item II:

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                      10

PART II.                                             OTHER INFORMATION              14

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                     ASSETS
                                     ------



                                               March 31,    December 31,
                                                  2001          2000
                                              ------------  -------------
Current Assets                                (Unaudited)
--------------------------------------------
  Cash and cash equivalents                   $      2,125  $       2,473
  Accounts receivable, net                           9,473         10,403
  Inventories:
    Raw materials and sub-assemblies                 7,032          6,325
    Work-in-process                                  4,151          4,344
    Finished goods                                   6,124          6,052
                                              ------------  -------------
      Total inventories                             17,307         16,721

  Prepaid expenses and other current assets          1,421          1,269
                                              ------------  -------------

    Total current assets                            30,326         30,866
                                              ------------  -------------

Property, plant and equipment, net                   5,725          5,936
Excess of cost over net assets acquired, net         4,275          4,552
Deferred income taxes                                  153            153
Other assets                                         1,497          1,499
                                              ------------  -------------

                                              $     41,976  $      43,006
                                              ============  =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------



Current Liabilities
--------------------------------------------------
  Current installments of long-term debt            $    252   $ 7,598
  Accounts payable and accrued expenses                7,960     8,200
                                                    ---------  --------
    Total current liabilities                          8,212    15,798
                                                    ---------  --------

Long-term debt, net of current installments            7,935       694
                                                    ---------  --------

Other liabilities                                        519       572

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; outstanding, 2001
   and 2000 - 6,115,557                                  383       383
  Capital in excess of par                            38,874    36,963
  Retained earnings                                  (10,937)   (9,140)
  Accumulated other comprehensive loss                (2,948)   (2,202)
  Notes receivable from exercise of stock options        (62)     ( 62)
                                                    ---------  --------
    Total shareholders' equity                        25,310    25,942
                                                    ---------  --------

                                                    $ 41,976   $43,006
                                                    =========  ========


See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                                   Three Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                 2001             2000
                                                         --------------------  -----------
Net sales                                                $            14,700   $   10,541

Operating costs and expenses:
  Cost of sales                                                        8,882        6,019
  Selling, general and administrative expenses                         4,100        4,009
  Research, development and engineering expenses                       1,431        1,776
                                                         --------------------  -----------

    Total operating costs and expenses                                14,413       11,804
                                                         --------------------  -----------

Income (loss) from operations                                            287       (1,263)

Other income (expense):
  Interest income                                                         18           12
  Interest expense                                                      (152)        (149)
  Other income (expense), net                                            (28)          (7)
                                                         --------------------  -----------
                                                                        (162)        (144)
                                                         --------------------  -----------

Income (loss) before income tax expense (benefit)                        125       (1,407)
Income tax expense (benefit)                                              11          (29)
                                                         --------------------  -----------
Net income (loss)                                        $               114   $   (1,378)
                                                         ====================  ===========

Basic income (loss) per share                            $               .02   $     (.21)
                                                         ====================  ===========

Diluted income (loss) per share                          $               .02   $     (.21)
                                                         ====================  ===========

Basic weighted average number of  shares outstanding                   6,728        6,538
                                                         ====================  ===========

Diluted weighted average number of  shares outstanding                 6,728        6,538
                                                         ====================  ===========









See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                   Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                 2001            2000
                                                         --------------------  --------
Cash flows from operating activities:
Net income (loss)                                        $               114   $(1,378)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                          348       239
Change in related balance sheet accounts:
  Accounts receivable                                                    727     2,890
  Inventories                                                           (791)   (2,129)
  Prepaid expenses and other current assets                             (185)     (478)
  Accounts payable and accrued expenses                                  168      (319)
  Advance payments from customers                                       (339)      571
  Other assets                                                            (2)      (33)
  Other liabilities                                                      (53)       10
                                                         --------------------  --------
Net cash used in operating activities                                    (13)     (627)
                                                         --------------------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment                            (194)     (139)
  Increase in goodwill related to acquisition costs                        -      (218)
                                                         --------------------  --------
Net cash used in investing activities                                   (194)     (357)
                                                         --------------------  --------

Cash flows from financing activities:
  Repayment of long-term debt                                            (57)      (55)
  Proceeds from issue of common stock under
   stock option plans                                                      -       681
  Payments on notes receivable related to exercised
   stock options                                                           -       270
                                                         --------------------  --------
Net cash (used in) provided by financing activities                      (57)      896
                                                         --------------------  --------

Net effect of exchange rate changes on cash                              (84)      (54)
                                                         --------------------  --------
Net decrease in cash and cash equivalents                               (348)     (142)
Cash and cash equivalents at beginning of period                       2,473     2,111
                                                         --------------------  --------
Cash and cash equivalents at end of period               $             2,125   $ 1,969
                                                         ====================  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                               $               144   $   157
  Income taxes                                                           141        89







See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)




                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                    2001            2000
                                            --------------------  --------
Net income (loss)                           $               114   $(1,378)

Other comprehensive loss:
  Foreign currency translation adjustment                  (746)     (435)
                                            --------------------  --------

    Net comprehensive loss                  $              (632)  $(1,813)
                                            ====================  ========



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results may not be indicative of the results that may be expected for the year.

In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue, and to disclose the classification of costs incurred for shipping and handling costs if such costs are not included in cost of goods sold. The Company has reclassified such cost amounts, which were previously netted in sales to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $166,000 in the 2001 period and by $156,000 in the 2000 period.

Note 2 - Segment information as of and for the three months ended March 31, 2001 and 2000:



                                      Laboratory      Drug
                                       Research       Lead        Total
                                       Equipment    Discovery    Segments
                                      -----------  -----------  ----------
  2001:
    Net sales                       $   14,500   $      200       $14,700
    Percentage of sales                     98.6%         1.4%        100%
    Income (loss) from operations            805         (518)        287
    Total assets (1)                      41,642          334      41,976
    Capital expenditures                     194            -         194
    Depreciation and amortization(1)         348            -         348


  2000:
    Net sales                       $   10,423    $     118       $10,541
    Percentage of sales                     98.9%         1.1%        100%
    Loss from operations                    (528)        (735)     (1,263)
    Total assets (1)                      42,132          874      43,006
    Capital expenditures                     139            -         139
    Depreciation and amortization(1)         239            -         239


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

Note  3  -  Income  (loss)  per  share:

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company, unless the effect of the stock options is antidilutive.

Note  4  -  Long-term  debt  and  credit  agreement:

On April 16, 2000, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenance at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001, the financial covenants were amended and, as a result, the Company expects to be in compliance with the amended covenants for the ensuing twelve months. At March 31, 2001, $6,698,000 was outstanding under the Bank Agreement.

As of March 31, 2001, the Company has $2.4 million available against the revolving credit facility for working capital and for letters of credit, $1.0 million available against the revolving credit facility for equipment acquisitions, $9.7 million available against the credit line for acquisitions and $10.0 million available against the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At March 31, 2001, the balance of the notes was $354,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary. At March 31, 2001, $367,000 was outstanding.

Note  5  -  Stock  dividend

On April 2, 2001 and February 28, 2000, the Company declared a 10% stock dividend. The April 2, 2001 stock dividend is payable on May 15, 2001 to shareholders of record as of April 16, 2001. Basic and diluted income(loss) per share amounts have been retroactively restated to reflect the stock dividends. The 2001 dividend has been reflected in retained earnings as of March 31, 2001.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the quarter ended March 31, 2001.

                              Results of Operations
                              ---------------------

Quarter  Ended  March  31,  2001  vs.  Quarter  Ended  March  31,  2000.
------------------------------------------------------------------------

For the quarter ended March 31, 2001, net sales were $14,700,000 compared with net sales of $10,541,000 for the quarter ended March 31, 2000, an increase of 39.5%. Net income for the 2001 quarter of $114,000 or $.02 per diluted share compares with a net loss of $1,378,000 or $.23 per diluted share for the first quarter of 2000.

The increase in net sales for the 2001 quarter is attributable to higher shipments of ultra-low temperature freezers which benefited from the recent well-received introduction of our new freezer line incorporating vacuum insulated panel technology and which doubled vs. last year's first quarter. In addition, shipments of shakers, fermentors and custom bioprocess systems increased significantly. Gross margins decreased during the 2001 quarter to 39.6% from 42.9% during the quarter ended March 31, 2000 primarily as a result of lower margins generated by the Company's European subsidiaries due to competitive pressures and the effect of the strong dollar.

Selling, general and administrative expenses remained relatively flat at $4,100,000 in the 2001 quarter compared with $4,009,000 in 2000. During 2000, the Company did not incur any significant increases in its selling, general and administrative expenses. This cost control trend continued into 2001 and the Company has made certain cost reductions in order to offset normal inflationary increases in salaries and other expenses.

Research, development and engineering expenses decreased to $1,431,000 in 2001 from $1,776,000 during the first quarter of 2000 primarily as a result of a decline in spending by DGI and a reduction in engineering costs.

                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital increased to $22,114,000 at March 31, 2001 from $15,068,000 at December 31, 2000 and cash and cash equivalents decreased to $2,125,000 from $2,473,000 at December 31, 2000. In addition, during the quarter ended March

31, 2001, accounts receivable, net decreased to $9,473,000 from $10,403,000 at December 31, 2000 and inventories increased to $17,307,000 from $16,721,000 at December 31, 2000. Also, during the 2001 quarter, current installments of long-term debt decreased to $252,000 from $7,598,000 at December 31, 2000 due to the reclassification of certain bank debt from long-term debt to current at December 31, 2000 due to the Company's expectation at December 31, 2000 of not being in compliance with the financial covenants throughout 2001. As a result of the May 2001 amendment to the debt agreement described below this debt has been classified as long-term at March 31, 2001.

On April 16, 2000, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenants at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001, the financial covenants were amended and, as a result, the Company expects to be in compliance with the amended covenants for the ensuing twelve months. At March 31, 2001, $6,698,000 was outstanding under the Bank Agreement.

As of March 31, 2001, the Company has $2.4 million available against the revolving credit facility for working capital and for letters of credit, $1.0 million available against the revolving credit facility for equipment acquisitions, $9.7 million available against the credit line for acquisitions and $10.0 million available against the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At March 31, 2001 the balance of the notes was $354,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary. At March 31, 2001, $367,000 was outstanding.

Cash  Flows  from  Operating  Activities
----------------------------------------

During the three months ended March 31, 2001 and 2000 net cash used in operating activities amounted to $13,000 and $627,000, respectively. The primary reasons for the $614,000 net change were a decrease in accounts receivable of $727,000 in 2001 vs. a decrease of $2,890,000 in 2000 and a decrease in advance payments from customers in 2001 of $339,000 vs. an increase of $571,000 in 2000 partially offset by (i) net income in 2001 of $114,000 compared with a net loss of $1,378,000 in 2000, (ii) depreciation and amortization in 2001 of $348,000 vs. $239,000 in 2000, (iii) an increase in inventories in 2001 of $791,000 vs. an increase of $2,129,000 in 2000, (iv) an increase in prepaid expenses and other current assets in 2001 of $185,000 vs. an increase of $478,000 in 2000 and (v) an increase in accounts payable and accrued expenses in 2001 of $168,000 vs. a decrease of $319,000 in 2000.

Cash  Flows  from  Investing  Activities
----------------------------------------

Net cash used in investing activities amounted to $194,000 in 2001 vs. $357,000 in 2000. The 2001 and 2000 periods included expenditures for property, plant and equipment and the 2000 period included additional goodwill related to additional acquisition costs of DJM Cryo-Research.

Cash  Flows  from  Financing  Activities
----------------------------------------

Net cash used in financing activities in 2001 amounted to $57,000 vs. net cash provided by financing activities of $896,000 in 2000. Both periods reflect the repayment of long-term debt and the 2000 period includes $681,000 from the exercise of stock options and $270,000 of repayments on notes receivable related to exercised stock options.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs.

                                  Other Matters
                                  -------------

Recently  Issued  Accounting  Standards
---------------------------------------

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Certain Hedging Activities". In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 on January 1, 2001. Management believes the affect of such adoption was not material to the financial statements. As of March 31, 2001, the Company does not have any derivative financial instruments.

In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue, and to disclose the classification of costs incurred for shipping and handling if such costs are not included in cost of goods sold. The Company has reclassified such cost amounts, which were previously netted in sales to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $166,000 in the 2001 period and by $156,000 in the 2000 period.

Drug-Lead  Discovery  Business
------------------------------

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), is majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 2001 and 2000 earnings. During the three month periods ended March 31, 2001 and 2000, $718,000 and $853,000, respectively, of research and development expenses were charged to operations resulting in net losses related to DGI of $518,000 in 2001 and $735,000 in 2000. On March 30, 2001, the Company received a preliminary commitment from an institutional investor to make a substantial investment in DGI in return for a significant ownership interest. That preliminary commitment is subject to the satisfactory completion of due diligence, agreement on final terms and entrance into definitive documentation. The Company is hopeful that this investment will be completed in the second quarter of 2001 and that this investment may lead to others. The investment, if completed as presently contemplated, will reduce the Company's ownership in DGI to under 50%. However, there can be no assurances that the transaction will be consummated.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No  reports on Form 8-K have been filed during the quarter ended March 31, 2001.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     May  14,  2001                    /s/  David  Freedman
                                            --------------------
                                            David  Freedman
                                            Chairman
                                            (Chief  Executive  Officer)




                                           /s/  Samuel  Eichenbaum
                                           -----------------------
                                           Samuel  Eichenbaum
                                           Vice  President  -  Finance
                                           (Principal  Accounting  Officer)