Form 10-Q
period 2001-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2001-08-13
CIK 71241

Page  2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  June  30,  2001     Commission  File  No.  0-6994
                                                                     ------




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




Yes  X     No
   ---




There  are  6,744,257  Common  shares  outstanding  as  of  August  3,  2001.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index




                                                                  PAGE NO.
                                                        -----------------------------

PART I.  FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     June 30, 2001 and December 31, 2000                                            3

    Consolidated Statements of Operations -
     Three and Six Months Ended June 30, 2001 and 2000                              4

    Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2001 and 2000                                        5

    Consolidated Statements of Comprehensive Loss -
     Three and Six Months Ended June 30, 2001 and 2000                              6

    Notes to Consolidated Financial Statements                                      7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                         11


PART II. OTHER INFORMATION                                                         17

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                     ------


                                                            June 30,     December 31,
                                                              2001           2000
                                                          ------------  --------------
Current Assets                                             (Unaudited)
--------------------------------------------------------
  Cash and cash equivalents                               $     1,613   $       2,473
  Accounts receivable, net                                     10,298          10,403
  Inventories:
    Raw materials and sub-assemblies                            7,100           6,325
    Work-in-process                                             3,414           4,344
    Finished goods                                              6,391           6,052
                                                          ------------  --------------
      Total inventories                                        16,905          16,721

  Prepaid expenses and other current assets                     1,229           1,269
                                                          ------------  --------------

    Total current assets                                       30,045          30,866
                                                          ------------  --------------

Property, plant and equipment, net                              5,150           5,936
Excess of cost over net assets acquired, net                    4,226           4,552
Deferred income taxes                                             153             153
Other assets                                                    1,563           1,499
                                                          ------------  --------------

                                                          $    41,137   $      43,006
                                                          ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

Current Liabilities
--------------------------------------------------------
  Current installments of long-term debt                  $     7,492   $       7,598
  Accounts payable and accrued expenses                         7,592           8,200
                                                          ------------  --------------
    Total current liabilities                                  15,084          15,798
                                                          ------------  --------------

Long-term debt, net of current installments                       624             694

Other liabilities                                                 465             572

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; issued and outstanding,
   2001 - 6,744,257 and 2000 - 6,115,557                          422             383
  Capital in excess of par                                     40,061          36,963
  Accumulated deficit                                         (11,973)         (9,140)
  Accumulated other comprehensive loss                         (3,489)         (2,202)
  Notes receivable from exercise of stock options                 (57)           ( 62)
                                                          ------------  --------------
    Total shareholders' equity                                 24,964          25,942
                                                          ------------  --------------

                                                          $    41,137   $      43,006
                                                          ============  ==============


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                   June 30,
                                                   --------------------  ------------------
                                                                 2001                 2000         2001         2000
                                                   --------------------  ------------------  -----------  ----------

Net sales                                          $            14,799   $          12,007   $   29,499   $  22,548

Operating costs and expenses:
  Cost of sales                                                  8,703               7,159       17,585      13,178
  Selling, general and administrative expenses                   4,069               4,019        8,169       8,028
  Research, development and engineering expenses                   735                 935        1,448       1,858
  DGI research and development expenses (Note 2)                   594                 942        1,312       1,795
  Non-recurring severance costs                                    260                   -          260           -
                                                   --------------------  ------------------  -----------  ----------

    Total operating costs and expenses                          14,361              13,055       28,774      24,859
                                                   --------------------  ------------------  -----------  ----------

Income (loss) from operations                                      438              (1,048)         725      (2,311)

Other income (expense):
  Interest income                                                   15                   9           33          21
  Interest expense                                                (144)               (153)        (296)       (302)
  Other, net                                                       (19)                (22)         (47)        (29)
  Writedown of investment                                            -                (800)           -        (800)
                                                   --------------------  ------------------  -----------  ----------

                                                                  (148)               (966)        (310)     (1,110)
                                                   --------------------  ------------------  -----------  ----------
Income (loss) before income tax expense (benefit)
 and equity in operations of DGI                                   290              (2,014)         415      (3,421)
Income tax expense (benefit)                                        62                 (64)          73         (93)
                                                   --------------------  ------------------  -----------  ----------

Income (loss) before equity in operations of DGI                   228              (1,950)         342      (3,328)
Equity in operations of DGI                                       ( 90)                  -          (90)          -
                                                   --------------------  ------------------  -----------  ----------
Net income (loss)                                  $               138   $          (1,950)  $      252   $  (3,328)
                                                   ====================  ==================  ===========  ==========

Basic earnings (loss) per share                    $               .02   $            (.29)  $      .04   $    (.50)
                                                   ====================  ==================  ===========  ==========

Diluted earnings (loss) per share                  $               .02   $            (.29)  $      .04   $    (.50)
                                                   ====================  ==================  ===========  ==========

Basic weighted average number of
 shares outstanding                                              6,731               6,659        6,729       6,592
                                                   ====================  ==================  ===========  ==========
Diluted weighted average number of
 shares outstanding                                              6,753               6,659        6,746       6,592
                                                   ====================  ==================  ===========  ==========




See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                                 ------------------
                                                                2001           2000
                                                         ------------------  --------

Cash flows from operating activities:
Net income (loss)                                        $             252   $(3,328)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                        667       678
  Writedown of investment                                                -       800
  Equity in operations of DGI                                           90         -
Change in related balance sheet accounts:
  Accounts receivable                                                 (245)    2,894
  Refundable income taxes                                               51      (231)
  Inventories                                                         (343)   (2,894)
  Prepaid expenses and other current assets                            (69)     (170)
  Other assets                                                          69      (380)
  Accounts payable and accrued expenses                                729       213
  Advance payments from customers                                   (1,485)    1,245
  Other liabilities                                                   (107)      (64)
                                                         ------------------  --------
Net cash used in operating activities                                 (391)   (1,237)
                                                         ------------------  --------

Cash flows from investing activities:
  Capital expenditures                                                (358)     (225)
  Sale of equipment                                                     18         3
  Increase in excess of cost over net assets acquired
   related to acquisition costs                                          -      (211)
                                                         ------------------  --------
Net cash used in investing activities                                 (340)     (433)
                                                         ------------------  --------

Cash flows from financing activities:
  Repayment of long-term debt                                          (94)     (110)
  Borrowings under revolving credit facility                             -     1,000
  Proceeds from issue of common stock under
   stock purchase and option plans                                      64       791
  Payments on notes receivable related to
   exercised stock options                                               5       270
                                                         ------------------  --------
Net cash provided (used in) by financing activities                    (25)    1,951
                                                         ------------------  --------

Net effect of exchange rate changes on cash                           (104)      (79)
                                                         ------------------  --------
Net increase (decrease) in cash and cash equivalents                  (860)      202
Cash and cash equivalents at beginning of period                     2,473     2,111
                                                         ------------------  --------
Cash and cash equivalents at end of period               $           1,613   $ 2,313
                                                         ==================  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                               $             288   $   303
  Income taxes                                                         141       238
Non-cash contribution of equipment to DGI                              429         -

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)



                                                             Three Months Ended    Six Months Ended
                                                                   June 30,             June 30,
                                                            --------------------  ------------------
                                                    2001                 2000           2001      2000
                                            --------------------  ------------------  --------  --------

Net income (loss)                           $               138   $          (1,950)  $   252   $(3,328)

Other comprehensive loss:
  Foreign currency translation adjustment                  (541)               (294)   (1,287)     (729)
                                            --------------------  ------------------  --------  --------

Net comprehensive loss                      $              (403)  $          (2,244)  $(1,035)  $(4,057)
                                            ====================  ==================  ========  ========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. Interim results may not be indicative of the results that may be expected for the year.

In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue, and to disclose the classification of costs incurred for shipping and handling costs if such costs are not included in cost of goods sold. The Company has reclassified such cost amounts, which were previously netted in sales to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $196,000 in the 2000 three-month period and by $352,000 in the 2000 six-month period. All amounts in 2001 have been classified as cost of goods sold.


Note  2  -  Investment  in  DGI:

On March 30, 2001, the Company received a preliminary commitment from an institutional investor to make an investment in DGI in return for an ownership interest. The transaction contemplated by the preliminary commitment was consummated on June 14, 2001 at which time the institutional investor invested $5,000,000 in DGI, in exchange for Series B voting convertible preferred stock of DGI. The Series B preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. The transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and will not record losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligations to fund the DGI operations. As of June 30, 2001, the Company's investment in DGI amounted to $410,000 and is included in Other Assets in the Company's consolidated balance sheet.

Note 3 - Segment Information as of and for the three and six months ended June 30, 2001 and 2000 is as follows:



                                                 Three Months Ended                     Six Months Ended
                                                      June 30                                  June 30
                                                 ------------------                    -------------------

                                            Laboratory          Drug                 Laboratory      Drug
                                            Research            Lead        Total    Research        Lead      Total
                                            Equipment      Discovery      Segments   Equipment    Discovery  Segments
-----------------------------------  ------------------  ------------  -----------  -----------  ----------
2001
------------------
  Net sales                          $          14,599   $       200   $   14,799   $   29,099   $     400   $29,499
  Percentage of sales                             98.6%          1.4%         100%        98.6%        1.4%      100%
  Income (loss) from operations                    832          (394)         438        1,637        (912)      725
  Total assets (1)                                   -             -            -       41,137           -    41,137
  Capital expenditures                             164             -          164          358           -       358
  Depreciation and amortization (1)                319             -          319          667           -       667

2000
------------------
  Net sales                          $          11,890   $       117   $   12,007   $   22,313   $     235   $22,548
  Percentage of sales                             99.0%          1.0%         100%        99.0%        1.0%      100%
  Loss from operations                            (223)         (825)      (1,048)        (751)     (1,560)   (2,311)
  Total assets (1)                                   -             -            -       42,629         377    43,006
  Capital expenditures                              86             -           86          225           -       225
  Depreciation and amortization (1)                439             -          439          678           -       678


(1)     As  described  in Note 2, the Company's interest in DGI was reduced to 47% as of June 14, 2001 and subsequent to  that  date, is reported using the equity method of accounting.  Fixed assets and depreciation related to the Drug
Lead  Discovery  segment  were  not  allocated  to  the  segment  as  the assets were owned directly by New Brunswick
Scientific Co., Inc. and were included in the Laboratory Research Equipment Segment.  However, rental expense in lieu of depreciation expense is charged to the Drug Lead Discovery segment through the transaction date June 14, 2001 (see
Note  2),  which  is  comprised  of  DGI  BioTechnologies,  the  Company's  drug  lead  discovery  operation.

Note  4  -  Income  (loss)  per  share:

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company, unless the effect of the stock options is antidilutive. The number of stock options that are dilutive are 22,000 and 17,000 for the three and six month periods ended June 30, 2001, respectively. The number of shares that are antidilutive is 705,000 for the six-month period ended June 30, 2001.


Note  5  -  Long-term  debt  and  credit  agreement:

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenants at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001, the financial covenants were amended and, as a result, the Company is in compliance with the amended covenants at June 30, 2001 and expects to be in compliance for the ensuing twelve months. At June 30, 2001, $7,453,000 was outstanding under the Bank Agreement.

The Bank Agreement is due to mature on April 16, 2002, however, the Company expects to hold discussions with the bank during the first quarter of 2002 which it expects will result in the extension of the Bank Agreement. Nonetheless, since the Bank Agreement matures within twelve months of June 30, 2001, the debt under the Bank Agreement has been classified as a current liability as at June 30, 2001.

As of June 30, 2001, the Company has $2.8 million available under the revolving credit facility for working capital and for letters of credit, $1.0 million available under the revolving credit facility for equipment acquisitions, $9.8 million available under the credit line for acquisitions and $10.0 million available under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At June 30, 2001, the balance of the notes was $354,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary. At June 30, 2001, $309,000 was outstanding.


Note  6  -  Goodwill:

In July 2001, the FASB issued Statement No. 141, Business Combinations (SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the Company's adoption of SFAS 142 on January 1, 2002. Upon adoption SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. Based on current goodwill balances, the Company will have approximately $4,168,000 of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $217,000 and $91,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. After December 31, 2001, the Company will no longer be amortizing goodwill. Because of the extensive effort needed to comply with adopting Statements 141 and 142, except for the non amortization of goodwill, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


Note  7  -  Stock  dividend:

On April 2, 2001 and February 28, 2000, the Company declared a 10% stock dividend. The April 2, 2001 stock dividend was payable on May 15, 2001 to shareholders of record as of April 16, 2001. Basic and diluted income (loss) per share amounts have been retroactively restated to reflect the stock dividends. The 2001 dividend has been reflected in retained earnings as of March 31, 2001.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three and six-month periods ended June 30, 2001.


                              Results of Operations
                              ---------------------

Drug-Lead  Discovery  Business
------------------------------

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 2001 and 2000 earnings. During the six month periods ended June 30, 2001 and 2000, $1,312,000 and $1,795,000, respectively, of research and development expenses were charged to operations resulting in operating losses related to DGI of $912,000 in 2001 and $1,560,000 in 2000. On March 30, 2001, the Company received a preliminary commitment from an institutional investor to make an investment in DGI in return for an ownership interest. The transaction contemplated by the preliminary commitment was consummated on June 14, 2001 at which time the institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, as required by generally accepted accounting principles, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and will not record losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligations to fund the DGI operations. As of June 30, 2001, the Company's investment in DGI amounted to $410,000 and is included in Other Assets in the Company's consolidated balance sheet.

The Company has entered into a two-year lease with DGI under which DGI will occupy 8,800 square feet of office and laboratory space for a gross rental of $211,200 per year. Under the terms of the lease, DGI has the right to cancel upon providing the Company with 90 days notice. In addition, for a fee, the Company has agreed to provide certain administrative support services to DGI until such time as DGI has put into place its own administrative infrastructure. The lease and support service agreement revenues were established at arm's length utilizing fair market value information.

Quarter  Ended  June  30,  2001  vs.  Quarter  Ended  June  30,  2000.
----------------------------------------------------------------------

For the quarter ended June 30, 2001, net sales were $14,799,000 compared with net sales of $12,007,000 for the quarter ended June 30, 2000, an increase of 23.3%. Net income for the 2001 quarter of $138,000 or $.02 per diluted share compares with a net loss of $1,950,000 or $.29 per diluted share for the second quarter of 2000.

The increase in net sales for the 2001-quarter is attributable to higher shipments of ultra-low temperature freezers, which benefited from the recent well-received introduction of our new freezer line incorporating vacuum insulated panel technology. These shipments increased 73% vs. last year's second quarter. In addition, shipments of shakers, fermentors and custom bioprocess systems increased significantly. Gross margins increased during the 2001 quarter to 41.2% from 40.4% during the quarter ended June 30, 2000 primarily as a result of a more favorable mix of products in the 2001 quarter partially offset by lower margins generated by the Company's European subsidiaries due to competitive pressures and the effect of the strong dollar.

Selling, general and administrative expenses remained relatively flat at $4,069,000 in the 2001 quarter compared with $4,019,000 in 2000. During 2000, the Company did not incur any significant increases in its selling, general and administrative expenses. This cost control trend continued into 2001 and the Company has made certain cost reductions in order to offset normal inflationary increases in salaries and other expenses.

Research, development and engineering expenses decreased to $735,000 in 2001 from $935,000 during the second quarter of 2000 primarily as a result of an overall reduction in engineering costs. DGI's research and development expenses were reduced to $594,000 in the 2001 quarter compared to $942,000 in the 2000 quarter as a result of limiting the expenditures of DGI until DGI received the infusion of funds on June 14, 2001 from an institutional investor as described above and the fact that DGI's operations are no longer consolidated with those of the Company effective June 14, 2001. On June 29, 2001 the Company announced that it had ceased accepting orders for large fully custom-engineered bioprocess systems. Custom-engineered products represent a very small niche business for the Company and accounted for less than seven percent of 2000 net sales. In connection therewith, the Company has charged $260,000 to operations during the quarter ended June 30, 2001 for non-recurring severance costs, which had been previously communicated to the respective employees.

During the quarter ended June 30, 2000, the Company recorded a $800,000 writedown in its investment in Organica, Inc. vs. zero in the 2001 quarter.

Excluding the impact of minority-owned DGI BioTechnologies on both periods as well as the aforementioned nonrecurring items, income before income taxes was $944,000 compared with last year's loss of $389,000.

Equity in the operations of DGI of $90,000 was recorded in the quarter ended June 30, 2001 compares with zero during last year's second quarter, as the equity method of accounting has been applied effective June 14, 2001 concurrent with the reduction in the Company's ownership interest in DGI to 47%.

Six  Months  Ended  June  30,  2001  vs.  Six  Months  Ended  June  30,  2000.
------------------------------------------------------------------------------

For the six months ended June 30, 2001, net sales were $29,499,000 compared with net sales of $22,548,000 for the six months ended June 30, 2000, an increase of 30.8%. Net income for the 2001 period of $252,000 or $.04 per diluted share compares with a net loss of $3,328,000 or $.50 per diluted share for the comparable 2000 period.

The increase in net sales for the first six months of 2001 is attributable to higher shipments of ultra-low temperature freezers, which benefited from the recent well-received introduction of our new freezer line incorporating vacuum insulated panel technology. These shipments increased 87% vs. last year's first six months. In addition, shipments of shakers, fermentors and custom bioprocess systems increased significantly. Gross margins decreased during the 2001 period to 40.4% from 41.6% during the six months ended June 30, 2000 primarily as a result of lower margins generated by the Company's European subsidiaries due to competitive pressures and the effect of the strong dollar.

Selling, general and administrative expenses remained relatively flat at $8,169,000 in the 2001 period compared with $8,028,000 in 2000. During 2000, the Company did not incur any significant increases in its selling, general and administrative expenses. This cost control trend continued into 2001 and the Company has made certain cost reductions in order to offset normal inflationary increases in salaries and other expenses.

Research, development and engineering expenses decreased to $1,448,000 in 2001 from $1,858,000 during the first six months of 2000 primarily as a result of an overall reduction in engineering costs. DGI's research and development expenses were reduced to $1,312,000 in the first six months of 2001 compared to $1,795,000 in the first six months of 2000 as a result of limiting the expenditures of DGI until DGI received the infusion of funds on June 14, 2001 from an institutional investor and the fact that DGI's operations are no longer consolidated with those of the Company effective June 14, 2001. On June 29, 2001 the Company announced that it had ceased accepting orders for large fully custom-engineered bioprocess systems. Custom-engineered products represent a very small niche business for the Company and accounted for less than seven percent of 2000 net sales. In connection therewith, the Company took a charge of $260,000 during the quarter ended June 30, 2001 for non-recurring severance costs which had been previously communicated to the respective employees.

During the six months ended June 30, 2000, the Company took an $800,000 writedown in its investment in Organica, Inc. vs. zero in the 2001 period.

Excluding the impact of DGI BioTechnologies on both periods as well as the nonrecurring items, income before income taxes was $1,587,000 compared with last year's loss of $1,061,000.

Equity in the operations of DGI of $90,000 was recorded in the six months ended June 30, 2001 compares with zero during last year's period as the equity method of accounting has been applied effective June 14, 2001 concurrent with the Company's ownership interest in DGI to 47%.


                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital decreased to $14,961,000 at June 30, 2001 from $15,068,000 at December 31, 2000 and cash and cash equivalents decreased to $1,613,000 from $2,473,000 at December 31, 2000. In addition, during the period ended June 30, 2001, accounts receivable, net decreased to $10,298,000 from $10,403,000 at December 31, 2000, inventories increased to $16,905,000 from $16,721,000 at December 31, 2000 and other assets increased to $1,563,000 from $1,499,000 at December 31, 2000.

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenants at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001, the financial covenants were amended and, as a result, the Company is in compliance with the amended covenants at June 30, 2001 and expects to be in compliance for the ensuing twelve months. At June 30, 2001, $7,453,000 was outstanding under the Bank Agreement.

The Bank Agreement is due to mature on April 16, 2002, however, the Company expects to hold discussions with the bank during the first quarter of 2002, which it expects will result in the extension of the Bank Agreement. Nonetheless, since the Bank Agreement matures within twelve months of June 30, 2001, the debt under the Bank Agreement has been classified as a current liability as at June 30, 2001.

As of June 30, 2001, the Company has $2.8 million available under the revolving credit facility for working capital and for letters of credit, $1.0 million available under the revolving credit facility for equipment acquisitions, $9.8 million available under the credit line for acquisitions and $10.0 million available under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At June 30, 2001 the balance of the notes was $354,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary. At June 30, 2001, $309,000 was outstanding.

Management believes that the resources available to the Company, including its line of credit are sufficient to meet its near and intermediate-term needs.

Cash  Flows  from  Operating  Activities
----------------------------------------

During the six months ended June 30, 2001 and 2000 net cash used in operating activities amounted to $391,000 and $1,237,000, respectively. The primary reasons for the $846,000 net change were (i) net income in 2001 of $252,000 compared with a net loss of $3,328,000 in 2000, (ii) an increase in inventories in 2001 of $343,000 vs. an increase of $2,894,000 in 2000, (iii) an increase in prepaid expenses and other current assets in 2001 of $69,000 vs. an increase of $170,000 in 2000 and (iv) an increase in accounts payable and accrued expenses in 2001 of $729,000 vs. an increase of $213,000 in 2000 partially offset by a writedown in investment of zero in 2001 vs. a writedown of $800,000 in 2000, an increase in accounts receivable of $245,000 in 2001 vs. a decrease of $2,894,000 in 2000 and a decrease in advance payments from customers in 2001 of $1,485,000 vs. an increase of $1,245,000 in 2000.

Cash  Flows  from  Investing  Activities
----------------------------------------

Net cash used in investing activities amounted to $340,000 in 2001 vs. $433,000 in 2000. The 2001 and 2000 periods included expenditures for property, plant and equipment and the 2000 period included additional goodwill related to additional acquisition costs of DJM Cryo-Research.

Cash  Flows  from  Financing  Activities
----------------------------------------

Net cash used in financing activities in 2001 amounted to $25,000 vs. net cash provided by financing activities of $1,951,000 in 2000. Both periods reflect the repayment of long-term debt and the 2000 period includes $1,000,000 from borrowings under the Company's revolving credit facility, $791,000 from the exercise of stock options and $270,000 of repayments on notes receivable related to exercised stock options.


                                  Other Matters
                                  -------------

Recently  Issued  Accounting  Standards
---------------------------------------

In July 2001, the FASB issued Statement No. 141, Business Combinations (SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the Company's adoption of SFAS 142 on January 1, 2002. Upon adoption SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. Based on current goodwill balances, the Company will have approximately $4,168,000 of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $217,000 and $91,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. After December 31, 2001, the Company will no longer be amortizing goodwill. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The information required by Item 3 has been disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no material change in the disclosures regarding market risk.


Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No  reports  on Form 8-K have been filed during the quarter ended June 30, 2001.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     August  13,  2001               /s/  David  Freedman
                                          --------------------
                                          David  Freedman
                                          Chairman
                                         (Chief  Executive  Officer)




                                         /s/  Samuel  Eichenbaum
                                         -----------------------
                                         Samuel  Eichenbaum
                                         Vice  President  -  Finance
                                         (Principal  Accounting  Officer)

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES




                              EXHIBIT INDEX
                              -------------
 Exhibit No.   Exhibit                                                    Page No.
-------------  ------------                                               --------
10.1           DGI BioTechnologies, Inc. Amended
               and Restated Stockholder's
               Agreement dated June 15, 2001                                     1


10.2           Lease Agreement between New
               Brunswick Scientific Co., Inc. and
               DGI BioTechnologies, Inc. dated
               June 15, 2001                                                     1


10.3           Amendment to the Credit Agreement
               between New Brunswick Scientific
               Co., Inc. and First Union National
               Bank dated May 15, 2001                                           1