Form 10-Q
period 2001-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2001-11-13
CIK 71241

Page  16

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  September  30,  2001     Commission  File  No.  0-6994
                                                                          ------




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



There  are  6,744,257  Common  shares  outstanding  as  of  November  3,  2001.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index




PART I.    FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     September 30, 2001 and December 31, 2000                                             3

    Consolidated Statements of Operations -
     Three and Nine Months Ended September 30, 2001 and 2000                              4

    Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2001 and 2000                                        5

    Consolidated Statements of Comprehensive Income (Loss) -
     Three and Nine Months Ended September 30, 2001 and 2000                              6

    Notes to Consolidated Financial Statements                                            7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                               11


PART II.  OTHER INFORMATION                                                              17

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                     ------


                                                       September  30,     December  31,
                                                            2001             2000
                                                        -----------     ------------

Current Assets                                             (Unaudited)
--------------------------------------------------------
  Cash and cash equivalents                               $     2,368   $ 2,473
  Accounts receivable, net                                     10,065    10,403
  Inventories:
    Raw materials and sub-assemblies                            7,817     6,325
    Work-in-process                                             2,417     4,344
    Finished goods                                              6,532     6,052
                                                          ------------  --------
      Total inventories                                        16,766    16,721

  Prepaid expenses and other current assets                     1,253     1,269
                                                          ------------  --------

    Total current assets                                       30,452    30,866
                                                          ------------  --------

Property, plant and equipment, net                              5,126     5,936
Excess of cost over net assets acquired, net                    4,354     4,552
Deferred income taxes                                             153       153
Other assets                                                    1,326     1,499
                                                          ------------  --------

                                                          $    41,411   $43,006
                                                          ============  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

Current Liabilities
--------------------------------------------------------
  Current installments of long-term debt                  $     7,446   $ 7,598
  Accounts payable and accrued expenses                         7,176     8,200
                                                          ------------  --------
    Total current liabilities                                  14,622    15,798
                                                          ------------  --------

Long-term debt, net of current installments                       647       694

Other liabilities                                                 411       572

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; issued and outstanding,
   2001 - 6,744,257 and 2000 - 6,115,557                          422       383
  Capital in excess of par                                     40,061    36,963
  Accumulated deficit                                         (11,850)   (9,140)
  Accumulated other comprehensive loss                         (2,845)   (2,202)
  Notes receivable from exercise of stock options                 (57)     ( 62)
                                                          ------------  --------
    Total shareholders' equity                                 25,731    25,942
                                                          ------------  --------

                                                          $    41,411   $43,006
                                                          ============  ========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                   Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                    -------------                -------------
                                                       2001     2000             2001     2000
                                                       ----     ----             ----     ----

Net sales                                          $  13,542   $  12,771   $   43,041   $  35,319

Operating costs and expenses:
  Cost of sales                                        8,500       7,806       26,085      20,984
  Selling, general and administrative expenses         3,727       3,671       11,896      11,699
  Research, development and engineering expenses         601         773        2,049       2,631
  DGI research expenses                                    -         821        1,312       2,616
  Non-recurring severance costs                            -           -          260           -
                                                   ----------  ----------  -----------  ----------

    Total operating costs and expenses                12,828      13,071       41,602      37,930
                                                   ----------  ----------  -----------  ----------

Income (loss) from operations                            714        (300)       1,439      (2,611)

Other income (expense):
  Interest income                                         12          15           45          36
  Interest expense                                      (141)       (166)        (437)       (468)
  Other, net                                             (29)        (42)         (76)        (71)
  Writedown of investment                                  -        (150)           -        (950)
                                                   ----------  ----------  -----------  ----------
                                                        (158)       (343)        (468)     (1,453)
                                                   ----------  ----------  -----------  ----------

Income (loss) before income tax expense (benefit)
 and equity in operations of DGI                         556        (643)         971      (4,064)
Income tax expense (benefit)                              30         (12)         103        (105)
                                                   ----------  ----------  -----------  ----------
Income (loss) before equity in operations of DGI         526        (631)         868      (3,959)
Equity in operations of DGI                             (403)          -         (493)          -
                                                   ----------  ----------  -----------  ----------
Net income (loss)                                  $     123   $    (631)  $      375   $  (3,959)
                                                   ==========  ==========  ===========  ==========

Basic earnings (loss) per share                    $     .02   $    (.09)  $      .06   $    (.60)
                                                   ==========  ==========  ===========  ==========

Diluted earnings (loss) per share                  $     .02   $    (.09)  $      .06   $    (.60)
                                                   ==========  ==========  ===========  ==========

Basic weighted average number of
 shares outstanding                                    6,744       6,678        6,734       6,619
                                                   ==========  ==========  ===========  ==========
Diluted weighted average number of
 shares outstanding                                    6,782       6,678        6,754       6,619
                                                   ==========  ==========  ===========  ==========



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Nine  Months  Ended
                                                                         September  30,
                                                                     ---------------------
                                                                         2001        2000
                                                                       -------     -------

Cash flows from operating activities:
Net income (loss)                                                    $    375   $ (3,959)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                           980        865
  Writedown of investment                                                   -        950
  Equity in operations of DGI                                             493          -
Change in related balance sheet accounts:
  Accounts receivable                                                     163      2,623
  Refundable income taxes                                                 151       (210)
  Inventories                                                            (222)    (3,267)
  Prepaid expenses and other current assets                              (164)      (195)
  Other assets                                                           (142)      (218)
  Accounts payable and accrued expenses                                   427       (121)
  Advance payments from customers                                      (1,383)     1,697
  Other liabilities                                                      (161)      (118)
                                                                     ---------  ---------
Net cash provided by (used in) operating activities                       517     (1,953)
                                                                     ---------  ---------

Cash flows from investing activities:
  Capital expenditures                                                   (518)      (289)
  Sale of equipment                                                        18          3
  Increase in excess of cost over net assets acquired  related
   to acquisition costs                                                     -       (205)
                                                                     ---------  ---------
Net cash used in investing activities                                    (500)      (491)
                                                                     ---------  ---------

Cash flows from financing activities:
  Repayment of long-term debt                                            (158)      (163)
  Borrowings under revolving credit facility                                -      1,000
  Proceeds from issue of common stock under stock purchase
   and option plans                                                        64        838
  Payments on notes receivable related to exercised stock options           5        270
                                                                     ---------  ---------
Net cash provided by (used in) financing activities                       (89)     1,945
                                                                     ---------  ---------

Net effect of exchange rate changes on cash                               (33)      (139)
                                                                     ---------  ---------
Net decrease in cash and cash equivalents                                (105)      (638)
Cash and cash equivalents at beginning of period                        2,473      2,111
                                                                     ---------  ---------
Cash and cash equivalents at end of period                           $  2,368   $  1,473
                                                                     =========  =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                           $    439   $    443
  Income taxes                                                            155        291
Non-cash contribution of equipment to DGI                                 429          -


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                    Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       -------------          -------------
                                           2001     2000     2001     2000
                                           ----     ----     ----     ----

Net income (loss)                           $123  $  (631)  $ 375   $(3,959)

Other comprehensive income (loss):
  Foreign currency translation adjustment    644     (638)   (643)   (1,367)
                                            ----  --------  ------  --------

Net comprehensive income (loss)             $767  $(1,269)  $(268)  $(5,326)
                                            ====  ========  ======  ========



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Interim results may not be indicative of the results that may be expected for the year.

In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue, and to disclose the classification of costs incurred for shipping and handling costs if such costs are not included in cost of goods sold. The Company has reclassified such cost amounts, which were previously netted in sales to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $174,000 in the 2000 three-month period and by $526,000 in the 2000 nine-month period. All amounts in 2001 have been classified as cost of goods sold.


Note  2  -  Investment  in  DGI:

On June 14, 2001, an institutional investor invested $5,000,000 in DGI, in exchange for Series B voting convertible preferred stock of DGI, in fulfillment of a preliminary commitment made March 30, 2001. The Series B preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. The transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and will not record losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligations to fund the DGI operations. As of September 30, 2001, the Company's investment in DGI amounted to $34,000 and is included in Other Assets in the Company's consolidated balance sheet.

Note 3 - Segment Information as of and for the three and nine months ended September 30, 2001 and 2000 is as follows:




                                         Three Months Ended           Nine Months Ended
                                            September 30                September 30
                                           ------------                  ------------

                                   Laboratory     Drug           Laboratory   Drug
                                     Research     Lead   Total   Research     Lead     Total
                                    Equipment  Discovery Segments Equipment Discovery Segments
                                    ---------  --------- -------- --------- --------- --------

   2001
  --------
  Net sales                          $13,542   $   -   $13,542   $42,641   $   400   $43,041
  Percentage of sales                    100%      -       100%     99.1%      0.9%      100%
  Income (loss) from operations          714       -       714     2,351      (912)    1,439
  Total assets (1)                    41,411       -    41,411    41,411         -    41,411
  Capital expenditures                   160       -       160       518         -       518
  Depreciation and amortization (1)      313       -       313       980         -       980

  2000
 --------
  Net sales                          $12,678   $  93   $12,771   $34,991   $   328   $35,319
  Percentage of sales                   99.3%    0.7%      100%     99.1%      0.9%      100%
  Income (loss) from operations          428    (728)     (300)     (323)   (2,288)   (2,611)
  Total assets (1)                         -       -         -    43,163       369    43,532
  Capital expenditures                    64       -        64       289         -       289
  Depreciation and amortization (1)      187       -       187       865         -       865


(1)     As  described  in Note 2, the Company's interest in DGI was reduced to 47% as of June
14,  2001  and  subsequent  to  that date, is reported using the equity method of accounting.
Fixed  assets  and depreciation related to the Drug Lead Discovery segment were not allocated to  the  segment  as the assets were owned directly by New Brunswick Scientific Co., Inc. and were  included in the Laboratory Research Equipment Segment.  However, rental expense in lieu of depreciation expense is charged to the Drug Lead Discovery segment through the transaction date  June  14,  2001  (see  Note  2),  which  is  comprised  of  DGI  BioTechnologies,  Inc.



Note  4  -  Income  (loss)  per  share:

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company. The number of stock options that are dilutive are 38,000 and 20,000 for the three and nine-month periods ended September 30, 2001, respectively (none in 2000). The number of options that are antidilutive is 388,000 for the nine month period ended September 30, 2001.


Note  5  -  Long-term  debt  and  credit  agreement:

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million

Credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. The interest rate at September 30, 2001 is 4.6%. All of the Company's domestic assets, which are not otherwise subject to lien have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenants at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001, the financial covenants were amended and, as a result, the Company is in compliance with the amended covenants at September 30, 2001 and expects to be in compliance for the ensuing twelve months. At September 30, 2001, $7,405,000 was outstanding under the Bank Agreement.

The Bank Agreement is due to mature on April 16, 2002, however, the Company expects to hold discussions with the bank during the first quarter of 2002 which it expects will result in the extension of the Bank Agreement. Nonetheless, since the Bank Agreement matures within twelve months of September 30, 2001, the debt under the Bank Agreement has been classified as a current liability as at September 30, 2001.

As of September 30, 2001, the Company has $1.8 million available under the revolving credit facility for working capital and for letters of credit, $1.0 million available under the revolving credit facility for equipment acquisitions, $9.8 million available under the credit line for acquisitions and $10.0 million available under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At September 30, 2001, the balance of the notes was $368,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary. At September 30, 2001, an aggregate of $320,000 was outstanding on both mortgages.


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

The Company is required to adopt the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the Company's adoption of SFAS 142 on January 1, 2002. Upon adoption SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. Based on current goodwill balances, the Company will have approximately $4,307,000 of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $217,000 and $137,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. After December 31, 2001, the Company will no longer be amortizing goodwill. Because of the extensive effort needed to comply with adopting Statements 141 and 142, except for the non amortization of goodwill, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three and nine-month periods ended September 30, 2001.


                              Results of Operations
                              ---------------------

Impact  of  Terrorist  Activities  and  Responses
-------------------------------------------------

The Company cannot assess at this time whether the terrorist attacks on September 11, 2001 and subsequent terrorist activities or the response of the United States and foreign governments to those attacks and activities will have any specific impact on the Company. The Company notes that its equipment is used by pharmaceutical and biotechnology companies in the development of vaccines and antibiotics.

Drug-Lead  Discovery  Business
------------------------------

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 2001 and 2000 earnings. During the nine month period ended September 30, 2001 and 2000, $1,312,000 and $2,616,000, respectively, of research and development expenses were charged to operations resulting in operating losses related to DGI of $912,000 in 2001 and $2,288,000 in 2000. On June 14, 2001 an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, as required by accounting principles generally accepted in the United States of America, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and will not record losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligations to fund the DGI operations. As of September 30, 2001, the Company's investment in DGI amounted to $34,000 and is included in Other Assets in the Company's consolidated balance sheet.

The Company has entered into a two-year lease with DGI under which DGI will occupy 8,800 square feet of office and laboratory space for a gross rental of $211,200 per year. Under the terms of the lease, DGI has the right to cancel upon providing the Company with 90 days notice. In addition, for a fee, the Company has agreed to provide certain administrative support services to DGI until such time as DGI has put into place its own administrative infrastructure. The lease and support service agreement revenues were established at arm's length utilizing market value information.

Quarter  Ended  September  30,  2001  vs.  Quarter  Ended  September  30,  2000.
--------------------------------------------------------------------------------

For the quarter ended September 30, 2001, net sales were $13,542,000 compared with net sales of $12,771,000 for the quarter ended September 30, 2000, an increase of 6.0%. Net income for the 2001 quarter of $123,000 or $.02 per diluted share compares with a net loss of $631,000 or $.09 per diluted share for the second quarter of 2000.

The increase in net sales for the 2001-quarter is attributable to higher shipments of fermentors and custom bioprocess systems. Gross margins decreased during the 2001 quarter to 37.2% from 38.9% during the quarter ended September 30, 2000 primarily as a result of lower margins realized on custom engineered bioprocess systems and lower margins generated by the Company's European subsidiaries due to competitive pressures and the effect of the strong dollar.

Selling, general and administrative expenses remained relatively flat at $3,727,000 in the 2001 quarter compared with $3,671,000 in 2000. During 2000, the Company did not incur any significant increases in its selling, general and administrative expenses. This cost control trend continued into 2001 and the Company has made certain cost reductions in order to offset normal inflationary increases in salaries and other expenses.

Research, development and engineering expenses decreased to $601,000 in 2001 from $773,000 during the third quarter of 2000 primarily as a result of an overall reduction in engineering costs. DGI's research and development expenses were reduced to zero in the 2001 quarter compared to $821,000 in the 2000 quarter as a result of DGI having received an infusion of funds on June 14, 2001 from an institutional investor as described above and the fact that DGI's operations are no longer consolidated with those of the Company effective June 14, 2001. On June 29, 2001 the Company announced that it had ceased accepting orders for large fully custom-engineered bioprocess systems. Custom-engineered products represent a very small niche business for the Company and accounted for less than seven percent of 2000 net sales.

During the quarter ended September 30, 2000, the Company recorded a $150,000 writedown in its investment in Organica, Inc. vs. zero in the 2001 quarter thereby reducing its investment to zero.

The Company's tax provision was $30,000 for the three months ended September 30, 2001. The provision is lower than the expected federal rate of 34% primarily due to the utilization of domestic net operating loss carryforwards.

Excluding the impact of minority-owned DGI BioTechnologies on both periods as well as the aforementioned nonrecurring items, income before income taxes on a proforma basis was $556,000 in the 2001 quarter compared with $235,000 in 2000.

Equity in the operations of DGI of $403,000 recorded in the quarter ended September 30, 2001 compares with zero during last year's third quarter, as the equity method of accounting has been applied effective June 14, 2001 concurrent with the reduction in the Company's ownership interest in DGI to 47%.

Nine  Months  Ended September 30, 2001 vs. Nine Months Ended September 30, 2000.
--------------------------------------------------------------------------------

For the nine months ended September 30, 2001, net sales were $43,041,000 compared with net sales of $35,319,000 for the nine months ended September 30, 2000, an increase of 21.9%. Net income for the 2001 period of $375,000 or $.06 per diluted share compares with a net loss of $3,959,000 or $.60 per diluted share for the comparable 2000 period.

The increase in net sales for the first nine months of 2001 is attributable to higher shipments of ultra-low temperature freezers, which benefited from the recent well-received introduction of our new freezer line incorporating vacuum insulated panel technology. These shipments increased 41% vs. last year's first nine months. In addition, shipments of fermentors and custom bioprocess systems increased significantly. Gross margins decreased during the 2001 period to 39.4% from 40.6% during the nine months ended September 30, 2000 primarily as a result of lower margins realized on custom engineered bioprocess systems and lower margins generated by the Company's European subsidiaries due to competitive pressures and the effect of the strong dollar.

Selling, general and administrative expenses remained relatively flat at $11,896,000 in the 2001 period compared with $11,699,000 in 2000. During 2000, the Company did not incur any significant increases in its selling, general and administrative expenses. This cost control trend continued into 2001 and the Company has made certain cost reductions in order to offset normal inflationary increases in salaries and other expenses.

Research, development and engineering expenses decreased to $2,049,000 in 2001 from $2,631,000 during the first nine months of 2000 primarily as a result of an overall reduction in engineering costs and a reduction in force associated with the Company's decision, announced on June 29, 2001 that it had ceased accepting orders for large fully custom-engineered bioprocess systems. In connection therewith, the Company took a charge of $260,000 during the nine months ended September 30, 2001 for non-recurring severance costs. Custom-engineered products represent a very small niche business for the Company and accounted for less than seven percent of 2000 net sales. DGI's research and development expenses were reduced to $1,312,000 in the first nine months of 2001 compared to $2,616,000 in the first nine months of 2000 as a result of DGI receiving an infusion of funds on June 14, 2001 from an institutional investor and the fact that DGI's operations are no longer consolidated with those of the Company effective June 14, 2001.

During the nine months ended September 30, 2000, the Company recorded a $950,000 writedown in its investment in Organica, Inc. vs. zero in the 2001 period.

The Company's tax provision was $103,000 for the nine months ended September 30, 2001. The provision is lower than the expected federal rate of 34% primarily due to the utilization of domestic net operating loss carryforwards.

Excluding the impact of DGI BioTechnologies on both periods as well as the nonrecurring items, income before income taxes on a proforma basis was $2,143,000 during the 2001 period compared with last year's loss of $826,000.

Equity in the operations of DGI of $493,000 recorded in the nine months ended September 30, 2001 compares with zero during last year's period as the equity method of accounting has been applied effective June 14, 2001 concurrent with the reduction in the Company's ownership interest in DGI to 47%.


                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Net income for the nine months ended September 30, 2001 was $375,000 compared with a net loss of $3,959,000 in 2000.

Working capital increased to $15,830,000 at September 30, 2001 from $15,068,000 at December 31, 2000 and cash and cash equivalents decreased to $2,368,000 from $2,473,000 at December 31, 2000.

Net cash provided by (used in) operating activities was $517,000 in 2001 as compared to ($1,953,000) in 2000. The significant change was due to the improvement in net income and the absence of an investment write-down in the current period offset by a decrease in accounts payable and accrued expenses and advance payments from customers of $956,000.

Net cash used in investing activities amounted to $500,000 in 2001 as compared to $491,000 in 2000. The 2001 and 2000 periods included expenditures for property, plant and equipment and the 2000 period included additional goodwill related to acquisition costs of DJM Cryo-Research. The company has no significant capital projects planned that would significantly increase the current trend of capital expenditures.

Net cash used in financing activities amounted to $89,000 in 2001 as compared to net cash provided by financing activities of $1,945,000 in 2000. Both periods reflect the repayment of long-term debt and the 2000 period includes $1,000,000 from borrowings under the Company's revolving credit facility, $838,000 of proceeds under stock purchase and option plans and $270,000 of repayments on notes receivable related to exercised stock options.

On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under this Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenants at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001, the financial covenants were amended and, as a result, the Company is in compliance with the amended covenants at September 30, 2001 and expects to be in compliance for the ensuing twelve months. At September 30, 2001, $7,405,000 was outstanding under the Bank Agreement.

The Bank Agreement is due to mature on April 16, 2002, however, the Company expects to hold discussions with the bank during the first quarter of 2002, which it expects will result in the extension of the Bank Agreement. Nonetheless, since the Bank Agreement matures within twelve months of June 30, 2001, the debt under the Bank Agreement has been classified as a current liability as at September 30, 2001.

As of September 30, 2001, the Company has $1.8 million available under the revolving credit facility for working capital and for letters of credit, $1.0 million available under the revolving credit facility for equipment acquisitions, $9.8 million available under the credit line for acquisitions and $10.0 million available under the foreign exchange facility.

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

The Company is required to adopt the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1,

2001 will continue to be amortized until the Company's adoption of SFAS 142 on January 1, 2002. Upon adoption SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. Based on current goodwill balances, the Company will have approximately $4,307,000 of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $217,000 and $137,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. After December 31, 2001, the Company will no longer be amortizing goodwill. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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


Item  5.   Other  Information
-----------------------------

 The Board of Directors of the Company expanded the Board from 9 to 10 members effective September 10, 2001 and appointed James T. Orcutt to serve as a Director until the 2002 Annual Meeting of Shareholders. Concurrently, Mr. Orcutt, previously President of the Life Sciences Division was named President of the Company.


Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

                                     ------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     November  13,  2001               /s/  David  Freedman
                                            --------------------
                                            David  Freedman
                                            Chairman
                                           (Chief  Executive  Officer)




                                           /s/  Samuel  Eichenbaum
                                           -----------------------
                                           Samuel  Eichenbaum
                                           Vice  President  -  Finance
                                          (Principal  Accounting  Officer)