Form 10-K
period 2001-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2002-03-27
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $28,053,433 as of February 8, 2002. This figure was calculated by reference to the high and low prices of such stock on February 8, 2002.

The number of shares outstanding of the Registrant's Common stock as of February 8, 2002: 6,761,892.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 2001, are incorporated in Part III herein.

The  EXHIBITS  INDEX  is  on  Page  49.

                                     ------
                                     PART I
                                     ------

ITEM  1.     BUSINESS
             --------

     New Brunswick Scientific Co., Inc. and its subsidiaries ("NBS" or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth and detection of microorganisms. This equipment is used in medical, biological, chemical, and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, ultra-low temperature freezers, nutrient sterilizing and dispensing equipment, tissue culture apparatus and air samplers.

     In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company until June 14, 2001 at which time an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, as required by accounting principles generally accepted in the United States of America, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligation to fund the DGI operations. As of December 31, 2001, the Company's investment in DGI had been reduced to zero.

The Company has entered into a two-year lease with DGI under which DGI occupies 8,800 square feet of office and specifically designed laboratory space at the Company's headquarters facility in Edison, New Jersey for a gross rental of $211,200 per year. Under the terms of the lease, DGI has the right to cancel upon providing the Company with 90 days notice. The lease was established at arm's length utilizing current market information.

On June 29, 2001, the Company announced that it had ceased accepting orders for large fully custom-engineered bioprocess equipment which represented a small niche business for the Company. Net sales of custom engineered products for the year ended December 31, 2001 amounted to slightly more than $5 million, primarily from orders received in 2000. The Company continues to market its broad-based fermentor and bioreactor products as well as to offer special modifications to such equipment. In addition, the Company is developing a new family of sterilizable-in-place fermentors.

NBS was incorporated in 1958 as the successor to a business founded in 1946 by David and Sigmund Freedman, its principal stockholders and two of its directors and executive officers. The Company owns its 243,000 square foot headquarters and primary production facility located on 17 acres of land in Edison, New Jersey.

     PRODUCTS
     --------

     Fermentation  Equipment  and  Bioreactors.  A fermentor is a device used to
     -----------------------------------------
create, maintain and control the physical, chemical, and biochemical environmental conditions required for growing bacteria, yeast, fungi and other similar microorganisms. Bioreactors serve an identical purpose for the propagation of animal and plant cells. The Company's fermentors and bioreactors range in size from small research models to larger systems that are used in cGMP production facilities.

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

The Company manufactures three distinct lines of shakers. Its INNOVA line, which is its most sophisticated shaker, its C-Line which is intended primarily for sale through distributors and its I-Series which is manufactured exclusively for Fisher Scientific.

Ultra-Low  Temperature  Freezers.    Ultra-low  temperature  (ULT)  freezers are
--------------------------------
utilized  in research, clinical and industrial applications.  They are primarily
----
used to store or conserve biological products that include specimens (cells, tissue) stock cultures (bacteria, viruses) and vaccines. ULT freezers range in temperature from -40 degrees C to -86 degrees C and come in both upright and chest models of varying sizes.

The Company manufactures two distinct lines of ULT freeezers. Five models in its space saving VIP line, which utilizes ultra-thin Vacuum Insulation Panels for up to a 30% increase in storage capacity over traditionally insulated models in the same footprint. The four models in the Premium line offer an economical alternative and make use of conventional urethane insulating techniques.

To maximize storage capacity, the Company's VIP Freezers utilize a highly efficient thermal insulation panel called NanogelTM to form ultra-thin Vacuum Insulation Panels; the wall thickness has been reduced resulting in increased storage capacity. The optional RS-485 interface allows remote control and data-logging of all five models in the VIP range, which includes a "personal-sized" freezer for use on or under the bench, as well as two large upright and two chest-style units.

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

     Air Samplers.  The Company also manufactures air samplers which are used to
     ------------
detect the presence of spores and other microbial organisms in the environment. These instruments can sample large volumes in environments having limited contamination such as clean rooms, as well as sample smaller volumes in areas with larger amounts of viable organisms.

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

MANUFACTURING
-------------

     Manufacturing is conducted according to planning and production control procedures primarily on a lot production basis rather than on an assembly line. NBS fabricates its parts from purchased raw materials and components and produces most of its subassemblies. These parts, components and subassemblies are carried in inventory in anticipation of projected sales and are then assembled into finished products according to production schedules. In general, manufacturing is commenced in anticipation of orders. The manufacturing processes for the Company's products range from two weeks to months, depending upon the product size, complexity and quantity. However, a substantial portion of orders received are for items in the process of being manufactured or in inventory.

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

The Company's products are designed to operate continuously over long periods with precision and regularity so that research and production may be conducted under controlled, constant and reproducible conditions. The Company manufactures its products from materials which it selects as having characteristics necessary to meet its requirements. In addition, to ensure that its manufacturing processes result in products meeting exacting specifications and tolerances, NBS follows rigorous inspection procedures. NBS maintains a quality control department which is responsible for inspecting raw materials and parts upon arrival at its plant as well as inspecting products during manufacture. NBS' products are serviced at its plant and at its customers' premises by Company technicians, distributors' technicians or, in the case of minor repairs, by sales personnel.

     MARKETING  AND  SALES
     ---------------------

     The Company sells its equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology, and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of Federal, State and Municipal government departments and agencies in the United States. While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers.

     NBS also sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions, and governments. The major portion of its foreign sales are made in Canada, Western Europe, the Middle East, China, Japan, India, Taiwan, Brazil and Mexico. NBS also sells its products in the former Soviet Union, Eastern Europe, Africa, other Asian countries and Latin America. These sales may be substantially affected by changes in the capital investment policies of foreign governments, or by the availability of hard currency. These sales may also be affected by US export control regulations applicable to scientific equipment.

     Fisher Scientific is the exclusive U.S. distributor of the Company's C-Line and I-Series biological shakers. While Fisher is the exclusive U.S. distributor for these NBS Shakers, NBS markets and sells its INNOVA shakers and other products on a direct basis as well. Fisher also distributes a few selected INNOVA models.

For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 2001, see Note 12 of Notes to Consolidated Financial Statements. Export sales consist of all sales by the Company's domestic operations to customers located outside the United States. Hence, foreign sales include export sales.

Substantially all of the orders of the Company's domestic operations, including export orders are recorded in United States dollars. The Company's wholly-owned European subsidiaries book orders for equipment in local currencies and in some instances in United States dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the dollar have had an impact upon the Company's consolidated financial statements, as measured in United States dollars.

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

     In November 1999, the Company acquired DJM Cryo-Research Limited (subsequently renamed NBS Cryo-Research Limited) (DJM), a manufacturer of ultra-low temperature freezers located in Tollesbury, England. Prior to the acquisition, substantially all of DJM's sales were to the Company. The Company sells these freezers on a direct basis in the United Kingdom, the Netherlands, Belgium and Germany and through distributors in many other countries. The freezers, which had not previously been sold in the U.S. market, were introduced to the U.S. beginning in early 2001.

At December 31, 2001, NBS had a backlog of unfilled orders of $10,381,000, compared with $12,543,000 at the end of 2000. NBS expects to satisfy all of its existing backlog during the coming year.

One customer based in the United States accounted for approximately 12.3%, 12.5% and 10.4%, respectively, of consolidated net sales during the years ended December 31, 2001, 2000 and 1999. Net sales to no other customer exceeded 10% of consolidated net sales in any year.

RESEARCH  AND  DEVELOPMENT
--------------------------

     Research and development expenditures, all of which are sponsored by the Company, amounted to $2,744,000 in 2001, $3,981,000 in 2000 and $3,661,000 in
1999. Research expenditures related to DGI included in these amounts were $1,312,000 in 2001, $3,480,000 in 2000 and $3,198,000 in 1999.

     Twenty-three (23) of the Company's professional employees were engaged full time in research and development activities.

COMPETITION
-----------

     The competitive factors affecting the Company's position as a manufacturer of biotechnology equipment include availability, reliability, ease of operation, the price of its products, its responsiveness to the technical needs and service requirements of customers, and product innovation.

NBS encounters competition from approximately 11 domestic and 15 foreign competitors in the sale of its products. The Company's principal competitors in the sale of fermentation equipment and bioreactors both in the United States and overseas are B. Braun Biotech, a German company and Applikon, B.V., located in The Netherlands. Although financial information concerning these firms is not readily available, the Company believes that B. Braun has substantially greater financial resources than the Company.

The Company believes that it has the largest worldwide market share for biological shakers. LabLine Instruments, Inc. and Forma Scientific in the United States as well as several manufacturers in Europe are competitors of the Company in this market.

The Company, having begun just recently to sell ultra-low temperature freezers there, has a very low market share in the U.S. but believes it has a substantial market share for freezers in the European market where it has been selling freezers for over 20 years. The Company's main competitors in the sale of freezers are Revco, Forma and Sanyo.

NBS encounters substantial competition in the sale of most of its other equipment where its sales do not represent major market shares. Although the Company does not encounter substantial competition in the sale of its nutrient sterilizing and dispensing equipment in the U.S. market, substantial competition exists in foreign markets.

     EMPLOYEES
     ---------

     NBS employs approximately 417 people, including 236 people engaged in manufacturing and supervision, 27 in research, development and engineering, 111 in sales and marketing, and 43 in administrative and clericalcapacities. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2003. The Company considers its labor relations to be good.

     WORKING  CAPITAL
     ----------------

     NBS maintains a substantial inventory of parts, components and subassemblies to fill orders for its products. Management believes it has adequate working capital for its present level of operations.

     On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenants at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001 and on November 13, 2001, the financial covenants were amended and, as a result, the Company is in compliance with the amended covenants at December 31, 2001 and expects to be in compliance for the ensuing twelve months. At December 31, 2001, $6,350,000 was outstanding under the Bank Agreement related to working capital and acquisition loans and $1,790,000 was being utilized for letters of credit and foreign exchange transactions. On March15, 2002, the Bank Agreement was amended to extend its maturity date to May 31, 2005.

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

     CAUTIONARY  STATEMENT
     ---------------------

     Statements included herein which are not historical facts are forward-looking statements. Such forward looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

ITEM  2.     PROPERTY
             --------

     The Company's executive, administrative, engineering and domestic sales offices and its manufacturing operations, warehouse and other facilities are located in a Company-owned 243,000 square foot one-story steel and concrete block building situated on a 17-acre site in Edison, New Jersey. Approximately

50,000 square feet is office space, approximately 7,300 square feet is laboratory space, approximately 8,800 square feet is leased to DGI, and the balance is devoted to manufacturing and warehouse facilities. The Company's NBS B.V. subsidiary owns its 22,825 square foot building in Nijmegen, The Netherlands.

The  Company's  wholly-owned  European subsidiaries lease facilities as follows:
New Brunswick Scientific (UK) Limited - 17,000 square feet, NBS Cryo-Research Limited - 24,664 square feet, NBS GmbH - 1,400 square feet and New Brunswick Scientific NV/SA - 825 square feet.

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



                                   HIGH    LOW
                                  ------  -----
2000
     First Quarter                $16.82  $4.55
     Second Quarter                 7.84   4.94
     Third Quarter                  9.38   5.88
     Fourth Quarter                 8.25   3.38
                                    2001
     First Quarter                $ 4.09  $3.13
     Second Quarter                 5.80   3.00
     Third Quarter                  4.95   3.80
     Fourth Quarter                 6.25   3.70
                                    2002
     First Quarter
      (through February 8, 2002)  $ 6.00  $5.35


(B) The number of holders, including beneficial owners, of NBS' Common stock as of February 8, 2002, is 1,828.
(C)     NBS  paid  10%  Common  stock  dividends  on  May  15,  2001  and  2000.

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


                                  Year Ended December 31,
                                  -----------------------

                                             2001        2000      1999      1998      1997
                                          -------  -----------  --------  --------  -------
(In thousands, except per share amounts)
Net sales
                                          $60,294  $   49,864   $54,866   $46,968   $46,059

Net income (loss) (a)                       2,211   (3,927)(b)   (1,148)     (156)    1,012

Basic income (loss) per share (c)             .33        (.59)     (.18)     (.02)      .16

Diluted income (loss) per share (c)           .33        (.59)     (.18)     (.02)      .16

Total assets (d)                           44,543      43,006    46,026    39,066    38,090

Long-term debt, net of current
 installments (d)                           6,751         694     7,347       239       247


(a)     Includes  charges of $260,000 in 2001 and $663,000 in 1999 related to non-recurring severance  costs.
(b)     Includes  a  charge of $950,000 related to the write-off of investment in Organica,
Inc.
(c)     Adjusted  to  reflect  10%  stock  dividend  distributed  on  May  15,  2001.
(d)     At  year-end.


ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

     Statements included herein which are not historical facts are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

                              Results of Operations
                              ---------------------

2001  vs.  2000
---------------

     For the year ended December 31, 2001, the Company had net income of $2,211,000 or $.33 per diluted share on net sales of $60,294,000 compared with a net loss of $3,927,000 or $.59 per diluted share on net sales of $49,864,000 for the year ended December 31, 2000.

     The 20.9% increase in net sales resulted from increases in both the U.S. and export markets as well as from the Company's European subsidiary operations. Sales of shakers, fermentation equipment and ultra-low temperature freezers increased 8%, 50% and 68%, respectively, as sales in Europe rebounded from a significant downturn which occurred in 2000 and from the strong demand for laboratory research equipment in the United States. While only a small percentage of the Company's sales are made directly to United States and foreign government departments and agencies, its business is significantly affected by government expenditures and grants for research to educational research institutions and to industry

Gross profit for the year ended December 31, 2001 increased to $24,029,000 from $20,154,000 for 2000. The 19.2% increase is due primarily to the 20.9% increase in net sales as gross margin declined slightly to 39.9% in 2001 from 40.4% in 2000.

Sales of the Company's equipment to foreign companies, institutions and governments may be affected by United States export control regulations. The Company believes that after the September 11, 2001 terrorist attacks, these regulations may be made more restrictive.
 Selling general and administrative expenses increased modestly to $16,205,000 in 2001 from $15,607,000 in 2000. The 3.8% increase was due to normal annual salary and other increases.
Research, development and engineering expenses decreased $672,000 or 19.6% due primarily to a reduction in engineering expenses related to the fully custom-engineered bioprocess equipment business for which the Company ceased accepting orders effective June 29, 2001. Custom-engineered products had represented a small niche business for the Company. The $260,000 of non-recurring severance costs incurred in 2001 are in connection with the Company's withdrawal from this business.

DGI research expenses declined to $1,312,000 in 2001 from $3,480,000 in 2000 as a result of DGI having received an infusion of funds on June 14, 2001 from an institutional investor, as described below and the fact that DGI's operations were no longer consolidated with those of the Company after June 14, 2001, as the Company's ownership interest was reduced to 47% and the investment is now accounted for using the equity method.

Interest expense decreased to $561,000 in 2001 from $638,000 in 2000 due primarily to lower interest rates.

Write-off of investment decreased from $950,000 in 2000 to zero in 2001 since all of the costs which relate to the Company's investment in Organica, Inc. were written-off in 2000.

As a result of carryforward losses related primarily to DGI, income tax expense for 2001 represents tax provisions of the Company's European subsidiaries, partially offset by a U.S. tax benefit. The primary reason for the Company's effective tax rate of 5% for 2001 vs. the statutory tax rate of 34% was a reduction in the valuation allowance allocated to income tax expense.

Equity in operations of DGI resulted in a charge of $527,000 in 2001 and relates to the Company's 47% equity interest in DGI. The Company is not required to, and will not record losses in the future from DGI's operations since it has no further obligations to fund the DGI operations and the carrying value of its investment had been reduced to zero at December 31, 2001.

The following table reconciles income before income taxes on an as reported basis with proforma income before income taxes before the effects of DGI, non-recurring severance costs in 2001 and write-off of investment in 2000 (in thousands): Such proforma amounts are not intended to be a measurement in accordance with generally accepted accounting principles.




                               Year Ended December 31,
                               -----------------------


                                              2001        2000
                                            -------  ----------
Income (loss) before income tax expense
 (benefit) and equity in operations of DGI
 as reported                                $2,883   $  (3,975)
  Add:  DGI research and other expenses      1,312       3,480
            Non-recurring severance costs      260           -
            Write-off of investment              -         950
  Less:  DGI revenues                         (400)       (420)
                                            -------  ----------

Proforma                                    $4,055   $      35
                                            =======  ==========


During 2001, the U.S. dollar strengthened against the currencies of the European countries where the Company has subsidiary operations. The effect of balance sheet translation resulted in a currency translation adjustment of $825,000, which is reflected as a component of accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet.

2000  vs.  1999
---------------

     For the year ended December 31, 2000, the Company incurred a net loss of $3,927,000 or $.59 per diluted share on net sales of $49,864,000 compared with a net loss of $1,148,000 or $.18 per diluted share on net sales of $54,866,000 for the year ended December 31, 1999.

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

Research, development and engineering expenses increased $727,000 or 11.8% to $6,903,000 (DGI - $3,480,000) in 2000 from $6,176,000 (DGI - $3,198,000) in 1999 primarily as the result of an 8.8% increase in costs to support the research efforts of DGI, the Company's drug-lead discovery operation whose expenses increased to $3,480,000 in 2000 from $3,198,000 in 1999. Also contributing to the increase were expenses of DJM (which was acquired in November 1999), and consequently not included in the Company's results of operations for most of 1999 and additional costs incurred during 2000 to strengthen the Company's engineering staff.

Non recurring severance costs decreased from $663,000 to zero as all such costs were accrued at December 31, 1999.

Interest expense increased to $638,000 in 2000 compared with $127,000 for 1999 as a result of borrowings under the Company's bank agreement for the acquisition of DJM in November 1999 and for working capital purposes.

The $950,000 write-off of the Company's investment in Organica, Inc. during 2000 is a result of a permanent impairment of its investment in Organica as described in Item 1. Business, Investment in Organica, Inc. in the Company's Annual Report on Form 10K for the year ended December 31, 2000, and in "Other Matters", below.

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

                               Financial Condition
                               -------------------

     Liquidity  and  Capital  Resources
     ----------------------------------

     Working capital increased to $24,389,000 at December 31, 2001 from $15, 208,000 at December 31, 2000 and cash and cash equivalents increased to $3,794,000 from $2,473,000 at December 31, 2000. Accounts receivable increased to $12,811,000 at December 31, 2001 from $10,403,000 at December 31, 2000 due primarily to an 18.6% increase in sales in the fourth quarter of 2001 compared with the fourth quarter of 2000. Inventories decreased to $15,168,000 at December 31, 2001 from $16,721,000 at December 31, 2000 primarily as a result of a significant decrease in inventory related to fully custom- engineered bioprocess systems for which the Company ceased accepting orders at the end of June 2001. Current installments of long-term debt decreased to $266,000 at December 31, 2001 from $7,598,000 at December 31, 2000 due to the reclassification to non-current of the Company's bank debt. The Bank Agreement, which was due to mature on May 31, 2002, was amended on March 15, 2002 to extend its maturity date to May 31, 2005. Other liabilities increased to $2,094,000 at December 31, 2001 from $572,000 at December 31, 2000 primarily as a result of a significant increase in the minimum pension liability adjustment.

     On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenants at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001 and on November 13, 2001, the financial covenants were amended and, as a result, the Company is in compliance with the amended covenants at December 31, 2001 and expects to be in compliance for the ensuing twelve months. At December 31, 2001, $6,350,000 was outstanding under the Bank Agreement related to working capital and acquisition loans, $1,790,000 was being utilized for letters of credit and foreign exchange transactions and the following amounts were available: $2,008,000 for working capital and letters of credit, $1,000,000 for equipment acquisitions, $9,900,000 for acquisitions and $9,952,000 under the foreign exchange facility. On March

15, 2002, the Bank Agreement, which was due to mature on May 31, 2002 was amended to extend its maturity date to May 31, 2005.

     In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At December 31, 2001 the balance due on the notes was $364,000.

The Company's contractual obligatons and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:


                                Payments Due by Period
                                ----------------------
                                    (In thousands)
Contractual  Obligations:

                                   Within 1   1-2     3-4     After 4
                           Total     Year     Years   Years     Years
-------------------------  -------  ------  --------  ------
Long-term debt, notes and
  credit facility          $ 7,017  $  266  $    588  $5,842  $  321
Operating leases             4,147     610       964     765   1,808
                           -------  ------  --------  ------  ------
Total contractual
  cash obligations         $11,164  $  876  $  1,552  $6,607  $2,129
                           =======  ======  ========  ======  ======

     Drug-Lead  Discovery  Business
     ------------------------------

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company and occupies specially designed laboratory space at the Company's headquarters facility in Edison, New Jersey. DGI's operations have had a significant negative impact on the Company's 2001 and 2000 earnings. During the year ended December 31, 2001 and 2000, $1,312,000 and $3,480,000, respectively, of research and development expenses were charged to operations resulting in operating losses related to DGI of $912,000 in 2001 and $3,061,000 in 2000. On June 14, 2001 an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, as required by accounting principles generally accepted in the United States of America, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligations to fund the DGI operations. As of December 31, 2001, the carrying value of the Company's investment in DGI had been reduced to zero.

     The Company has entered into a two-year lease with DGI under which DGI occupies 8,800 square feet of office and specifically designed laboratory space at the Company's headquarters facility in Edison, New Jersey for a gross rental of $211,200 per year. Under the terms of the lease, DGI has the right to cancel upon providing the Company with 90 days notice. The lease was established at arm's length utilizing market value information.

     Cash  Flows  from  Operating  Activities
     ----------------------------------------

     Net cash provided by operating activities was $3,180,000 in 2001 compared with net cash used in operating activities of $753,000 in 2000. Net cash provided by operating activities in 2001 was composed of net income of $2,211,000 adjusted for depreciation and amortization and equity in operations of DGI which are non-cash items aggregating $1,842,000 and net cash used for changes in operating assets and liabilities of $873,0000 which are primarily attributable to an increase in accounts receivable due to the high level of shipments late in the year and a substantial reduction in other assets directly related to the reduction in the valuation allowance against the deferred tax asset due to the significant improvement in the Company's operating income, offset by a decrease in inventories partly attributable to the Company's decision to stop accepting orders for large fully custom-engineered bioprocess equipment.

     Net cash used in operating activities of $753,000 in 2000 resulted primarily from the net loss of $3,927,000 adjusted for non-cash charges of $1,501,000 for depreciation and amortization and $950,000 for the write-off of an investment and net cash provided by changes in operating assets and liabilities of $723,000 which are primarily attributable to a decrease in accounts receivable due to a lower level of shipments in 2000 and an increase in advance payments from customers offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

     Cash  Flows  from  Investing  Activities
     ----------------------------------------

     Net cash used in investing activities amounted to $700,000 in 2001 compared with $832,000 in 2000. Both years included expenditures for property, plant and equipment and 2000 included $352,000 of additional goodwill related to acquisition costs of DJM Cryo-Research.

     Cash  Flows  from  Financing  Activities
     ----------------------------------------

     Net cash used in financing activities amounted to $1,101,000 in 2001 compared with net cash provided of $2,037,000 in 2000. Both years reflect the scheduled repayment of long-term debt, proceeds under stock purchase and option plans (2001 - $116,000; 2000 - $999,000), and proceeds from notes receivable related to exercised stock options (2001 - $5,000; 2000 - $270,000). 2001 also reflects a $1 million repayment under the Company's revolving credit facility.

     Management believes that the resources available to the Company, including current cash and cash equivalents, cash generated from operations and its line of credit which matures May 31, 2005, will satisfy its expected working capital needs and capital expenditures for the near and intermediate term.

                                  Other Matters
                                  -------------

          Significant  Accounting  Policies
          ---------------------------------

     Revenue  Recognition
     --------------------

          Revenue is recognized when products are shipped. The Company's products are tested by its quality control department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred except for customary warranty provisions. Historically, returns have been immaterial to the Company's consolidated financial statements and are projected to remain at a consistent immaterial level in the future. The Company reports all amounts billed to customers related to shipping and handling as revenue and includes all costs incurred for shipping and handling as cost of sales.

     Recently  Issued  Accounting  Standards
     ---------------------------------------

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001. SFAS 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. The Company has completed its assessment and has determined that there is no impairment to its goodwill balance of $4,256,000 as of December 31, 2001. Amortization expense related to goodwill was $182,000 and $195,000 for the years ended December 31, 2001 and 2000, respectively. After December 31, 2001, the Company will no longer be amortizing goodwill. The Company has adopted the provisions of SFAS 142 effective January 1, 2002 and the results of the adoption have had no effect on its consolidated financial statements.


     Impact  of  Terrorist  Activities  and  Responses
     -------------------------------------------------

     The Company cannot assess at this time whether the terrorist attacks on September 11, 2001 and subsequent terrorist activities or the response of the United States and foreign governments to those attacks and activities will have any specific impact on the Company. The Company notes that its equipment is used by pharmaceutical and biotechnology companies in the development of vaccines and antibiotics. Sales of the Company's equipment to foreign companies, institutions and governments may be affected by United States export control regulations. The Company believes that after the September 11, 2001 terrorist attacks, these regulations may be made more restrictive.


Investment  in  Organica,  Inc.
-------------------------------

     Beginning in November 1994, the Company invested $950,000 (less than a twenty-percent voting interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. As previously described in the Company's prior year Annual Report on Form 10-K, there had been continuing uncertainties as to the future direction of Organica, Inc. as it continued to generate losses. The Company concluded that a portion of its investment in Organica, Inc. had become permanently impaired and recorded an $800,000 writedown in the second quarter of 2000 to reduce its investment balance to $150,000, the then estimated recoverable amount. Subsequently, the two members of the Organica Board of Directors appointed by the Company resigned. On October 30, 2000 Organica filed in the United States Bankruptcy Court for the District of Delaware, a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Based on the information available at that time, the Company determined that the investment was not recoverable and, accordingly, wrote off the remaining $150,000 investment in the third quarter of 2000.

          Quantitative  and  Qualitative  Disclosures  About  Market  Risk
          ----------------------------------------------------------------

     In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to make capital expenditures, potential acquisitions, and invest in cash equivalents and marketable debt securities. Cash equivalents and other marketable investments are carried at fair value on the consolidated balance sheets. At times, management employs specific strategies, such as the use of derivative instruments or hedging to manage foreign currency or other exposures. Further, the Company does not expect its market risk exposures to change in the near term.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent  Auditors'  Report

Consolidated  Balance  Sheets  as  of  December  31,  2001  and  2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG  LLP

KPMG  LLP

Short  Hills,  New  Jersey
February  11,  2002,  except  for
the  third  paragraph  of  Note  6,
which  is  as  of  March  15,  2002



               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
               (In thousands, except share and per share amounts)



                                                                    2001      2000
                                                                ---------  --------
ASSETS
Current assets:
  Cash and cash equivalents                                     $  3,794   $ 2,473
  Accounts receivable, net of allowance for doubtful accounts,
   2001 - $466 and 2000 - $354                                    12,811    10,403
  Inventories                                                     15,168    16,721
  Deferred income taxes                                            1,162       225
  Prepaid expenses and other current assets                          856     1,184
                                                                ---------  --------
          Total current assets                                    33,791    31,006
                                                                ---------  --------

Property, plant and equipment, net                                 4,868     5,936
Excess of cost over net assets acquired less accumulated
 amortization of $386 in 2001 and $208 in 2000                     4,256     4,552
Other assets                                                       1,628     1,512
                                                                ---------  --------

                                                                $ 44,543   $43,006
                                                                =========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                        $    266   $ 7,598
  Accounts payable and accrued expenses                            9,136     8,200
                                                                ---------  --------
          Total current liabilities                                9,402    15,798
                                                                ---------  --------

Long-term debt, net of current installments                        6,751       694


Other liabilities                                                  2,094       572

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par; authorized 25,000,000 shares;
   issued and outstanding: 2001 - 6,761,892 shares;
   2000 - 6,115,557 shares                                           423       383
  Capital in excess of par                                        40,124    36,963
  Accumulated deficit                                            (10,014)   (9,140)
  Accumulated other comprehensive loss                            (4,180)   (2,202)
  Notes receivable from exercise of stock options                    (57)      (62)
                                                                ---------  --------
          Total shareholders' equity                              26,296    25,942
                                                                ---------  --------

                                                                $ 44,543   $43,006
                                                                =========  ========

See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                           DECEMBER 31, 2001, 2000 AND 1999
               (In thousands, except share and per share amounts)



                                                   2001        2000        1999
                                             -----------  ----------  ----------

Net sales                                    $   60,294   $  49,864   $  54,866

Operating costs and expenses:
  Cost of sales                                  36,265      29,710      33,089
  Selling, general and administrative
   expenses                                      16,205      15,607      15,506
  Research, development and engineering
   expenses                                       2,751       3,423       2,978
  DGI research expenses                           1,312       3,480       3,198
  Non-recurring severance costs                     260           -         663
                                             -----------  ----------  ----------

Total operating costs and expenses               56,793      52,220      55,434
                                             -----------  ----------  ----------

Income (loss) from operations                     3,501      (2,356)       (568)
                                             -----------  ----------  ----------

Other income (expense):
  Interest income                                    56          56          45
  Interest expense                                 (561)       (638)       (127)
  Other expense, net                               (113)        (87)        (53)
  Write-off of investment                             -        (950)          -
                                             -----------  ----------  ----------

                                                   (618)     (1,619)       (135)
                                             -----------  ----------  ----------
Income (loss) before income tax expense
 (benefit) and equity in operations of DGI        2,883      (3,975)       (703)

Income tax expense (benefit)                        145         (48)        445
                                             -----------  ----------  ----------
Income (loss) before equity in operations
 of DGI                                           2,738      (3,927)     (1,148)

Equity in operations of DGI                        (527)          -           -
                                             -----------  ----------  ----------

Net income (loss)                            $    2,211   $  (3,927)  $  (1,148)
                                             ===========  ==========  ==========

Basic income (loss) per share                $      .33   $    (.59)  $    (.18)
                                             ===========  ==========  ==========

Diluted income (loss) per share              $      .33   $    (.59)  $    (.18)
                                             ===========  ==========  ==========

Basic weighted average number of shares
 outstanding                                      6,738       6,640       6,421
                                             ===========  ==========  ==========
Diluted weighted average number of shares
 outstanding                                      6,772       6,640       6,421
                                             ===========  ==========  ==========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (Dollars in thousands, except share amounts)



                                                                                                         Notes
                                                                                                         Receivable
                                                                                             Accumulated From
                                                              Capital                        Other       Exercise
                                        Common Stock          in Excess    Accumulated       ComprehensiveOf Stock
                                       -------------
                                     Shares      Amount       Of Par       Deficit           Loss        Options    Total
                                  -------------  -----------  ------------  ---------------  ----------  ---------  -------

Balance, January 1, 1999             4,770,444   $      298   $     28,361  $        3,137   $    (985)  $   (364)  $30,447

Issue of shares under employee
  Stock purchase plan                   21,790            2            106                                             108
Issue of shares under stock
  option plans                          69,895            4            346                                             350
Tax benefits related to exercise
  of stock options                                                      28                                              28
Payment on notes receivable from
  exercise of stock options                                                                                   32        32
10% stock dividend                     481,871           30          4,066          (4,096)                              -
Net loss                                                                            (1,148)                         (1,148)
Other comprehensive loss
  adjustment                                                                                        (47)               (47)

Balance, December 31, 1999           5,344,000   $      334   $     32,907  $       (2,107)  $  (1,032)  $   (332)  $29,770

Issue of shares under employee
  stock purchase plan                   27,545            2            117                                             119
Issue of shares under stock
  option plans                         194,823           13            867                                             880
Payment on notes receivable from
  exercise of stock options                                                                                   270      270
10% stock dividend                     549,189           34          3,072          (3,106)                              -
Net loss                                                                            (3,927)                         (3,927)
Other comprehensive loss
  adjustment                                                                                   (1,170)              (1,170)
                                  -------------  -----------

Balance, December 31, 2000           6,115,557   $      383   $     36,963  $       (9,140)  $  (2,202)  $    (62)  $25,942

Issue of shares under employee
  stock purchase plan                   34,939            2            114                                             116
Payment on notes receivable from
  exercise of stock options                                                                                 5            5
10% stock dividend                     611,396           38          3,047          (3,085)                              -
Net income                                                                           2,211                            2,211
Other comprehensive loss
  Adjustment                                                                                    (1,978)              (1,978)
                                  -------------  -----------
                          $
================================
Balance, December 31, 2001           6,761,892   $      423   $     40,124  $      (10,014)  $  (4,180)  $    (57)  $26,296
                                  =============  ===========  ============  ===============  ==========  =========  =======


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              (in thousands)



                                                            2001       2000      1999
                                                        ---------  ---------  --------
Cash flows from operating activities:
  Net income (loss)                                     $  2,211   $ (3,927)  $(1,148)
  Adjustments to reconcile net income (loss)
    to net cash provided by  (used in)
    operating activities:
      Depreciation and amortization                        1,315      1,501     1,111
      Equity in operations of DGI                            527          -         -
  Write-off of investment                                      -        950         -
  Change in related balance sheet accounts,
    Excluding effect of acquisition:
      Accounts receivable                                 (2,632)     2,985    (3,242)
      Inventories                                          1,326     (1,868)    1,101
      Prepaid expenses and other current assets             (622)      (324)      321
      Other assets                                          (274)       (85)     (178)
      Accounts payable and accrued expenses                1,370     (1,292)      506
      Advance payments from customers                       (336)     1,611      (956)
      Other liabilities                                      295       (304)      380
                                                        ---------  ---------  --------
  Net cash provided by (used in) operating activities      3,180       (753)   (2,105)
                                                        ---------  ---------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment                (577)      (351)   (1,435)
  Sale of equipment                                           18          3       129
  Acquisition of DJM Cryo-Research Group,
    net of cash acquired                                       -       (352)   (5,476)
  Increase in insurance cash surrender value                (141)      (132)     (120)
                                                        ---------  ---------  --------

  Net cash used in investing activities                     (700)      (832)   (6,902)
                                                        ---------  ---------  --------

Cash flows from financing activities:
  Proceeds from mortgage                                       -          -       215
  Borrowings under long-term credit facility                   -      1,000     6,745
  Repayments of long-term debt                            (1,222)      (232)      (23)
  Proceeds from issue of shares under stock
    purchase and option plans                                116        999       486
  Proceeds from notes receivable related to exercised
    stock options                                              5        270        32
                                                        ---------  ---------  --------
  Net cash provided by (used in) financing activities     (1,101)     2,037     7,455
                                                        ---------  ---------  --------

Net effect of exchange rate changes on cash                  (58)       (90)     (130)
                                                        ---------  ---------  --------
Net increase (decrease) in cash and cash equivalents       1,321        362    (1,682)
Cash and cash equivalents at beginning of year             2,473      2,111     3,793
                                                        ---------  ---------  --------

Cash and cash equivalents at end of year                $  3,794   $  2,473   $ 2,111
                                                        =========  =========  ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                              $    551   $    647   $    85
  Income taxes                                               155        621       145
Supplemental disclosure of non cash financing
 Activities:
  Non-cash contribution of equipment to DGI             $    429   $      -   $     -
  Notes payable related to DJM Cryo-Research
   Acquisition                                                 -          -       404


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)



                                                  2001      2000      1999
                                              ---------  --------  --------

Net income (loss)                             $  2,211   $(3,927)  $(1,148)

Other comprehensive income (loss):
    Foreign currency translation adjustment       (825)     (827)     (539)

    Minimum pension liability adjustment        (1,153)     (343)      492
                                              ---------  --------  --------

Net comprehensive income (loss)               $    233   $(5,097)  $(1,195)
                                              =========  ========  ========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)

1.     Summary  of  significant  accounting  policies:

     Principles  of  consolidation:

     The consolidated financial statements include the accounts of New Brunswick Scientific Co., Inc., and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated.

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

Goodwill:

All goodwill on the Company's consolidated balance sheets at December 31, 2001 and 2000 was acquired in connection with the acquisition of DJM Cryo-Research Group as described in Note 4, represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001. SFAS 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. The Company has completed its assessment and has determined that there is no impairment to its goodwill balance of $4,256,000 as of December 31, 2001. Amortization expense related to goodwill was $182,000 and $195,000 for the years ended December 31, 2001 and 2000, respectively. After December 31, 2001, as part of the adoption of SFAS142 the Company will no longer be amortizing goodwill.

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

Income  per  share:

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company. The dilutive effect of stock options was 34,331 shares for the year ended December 31, 2001 and zero for the years ended December 31, 2000 and 1999. The number of stock options that are antidilutive are 306,350, 147,620 and 99,824 for the years ended December 31, 2001, 2000 and 1999, respectively. A 10% stock dividend was distributed on May 15, 2001, The weighted average number of shares outstanding used in the computation of basic and diluted income (loss) per share for prior periods have been restated to reflect this dividend.

     Stock  option  plans:

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.

     Financial  instruments:

     The carrying values of the Company's financial instruments, principally cash and cash equivalents, accounts receivable and accounts payable, accrued expenses, and long-term debt, at December 31, 2001 approximate their estimated fair values. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data.

Use  of  estimates:

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenue and expenses, such as the valuation of accounts receivable and inventories, and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

Comprehensive  income:

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net income (loss), foreign currency translation adjustment, and minimum pension liability adjustment and is presented in the consolidated statements of comprehensive loss. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

Segment  information:

As of December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires the Company to disclose financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Effective June 14, 2001, as a result of the Company's reduction in ownership in DGI to 47%, the Company ceased consolidating the operations of DGI and, accordingly, has only one segment. 2001 segment information for the Drug Lead Discovery segment represents the operations of DGI from January 1 to June 14, 2001.

Revenue  Recognition:

Revenue is recognized when products are shipped. The Company's products are tested by its quality control department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred except for customary warranty provisions. Historically, returns have been immaterial to the Company's consolidated financial statements and are projected to remain at a consistent immaterial level in the future. The Company reports all amounts billed to customers related to shipping and handling as revenue and includes all costs incurred for shipping and handling as cost of sales.

Derivative  instruments  and  hedging  activities:

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The adoption did not have an effect on the Company's consolidated financial statements.

From time to time, the Company has entered into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 2001 and 2000, the Company did not have any derivative instruments.

Reclassifications:

Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 financial statement presentation.

2.     Inventories  at  December  31  consist  of:


                                      2001     2000
                                   -------  -------
                                     (In thousands)

Raw materials and sub-assemblies   $ 6,704  $ 6,325
Work-in-process                      2,647    4,344
Finished goods                       5,817    6,052
                                   -------  -------

                                   $15,168  $16,721
                                   =======  =======

3.     Property,  plant  and  equipment  at  December  31  consists  of:


                                    2001      2000
                                --------  --------
                                   (In thousands)

Land                            $    800  $    800
Buildings and improvements         4,294     4,339
Machinery and equipment           12,753    13,283
                                --------  --------
                                  17,847    18,422
Less accumulated depreciation     12,979    12,486
                                --------  --------

                                $  4,868  $  5,936
                                ========  ========



4.     Acquisitions  and  dispositions:



On November 23, 1999, the Company acquired all of the outstanding common stock of DJM Cryo-Research Limited and the net assets of DJM Fabrications (collectively, "DJM Cryo-Research Group"), a United Kingdom Corporation and Partnership under common control, respectively, located in Tollesbury, England (the Acquisition). The purchase price consisted of 3.5 million ($5.5 million) in cash, and 250,000 ($392,500 at the date of acquisition) in term notes payable in annual installments over a five-year period beginning in November 2004 with 6% interest payable annually. The source of the cash consideration paid was the Company's line of credit for acquisition purposes provided by First Union National Bank, payable in monthly installments of $52,513 with 8.07% fixed interest. DJM Cryo-Research Group is in the business of designing, developing and manufacturing ultra-low temperature freezers for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of DJM Cryo-Research Group have been included in the Company's consolidated financial statements from November 23, 1999. The excess of the purchase price over the fair value of net identifiable tangible assets acquired (which was finalized in 2000 upon completion of the appraisal) of $4,760,000 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. There were no intangible assets acquired.

The acquisition of DJM Cryo-Research Group consisted of the following (in thousands):


The acquisition of DJM Cryo-Research Group consisted of the following (in thousands):

  Net cash paid                           $  5,476
  Liabilities assumed                        1,576
  Fair value of tangible assets acquired    (2,292)
                                          ---------

  Goodwill                                $  4,760
                                          =========

The following unaudited pro forma financial information presents the combined results of operations of the Company and DJM Cryo-Research Group for the year ended December 31, 1999, as if the acquisition had occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and DJM Cryo-Research Group constituted a single entity during such period: (In thousands, except per share amounts) (unaudited)



Net sales           $55,002

Net loss             (1,375)

Net loss per share  $  (.24)

          In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company until June 14, 2001 at which time an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, as required by accounting principles generally accepted in the United States of America, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligations to fund the DGI operations. As of December 31, 2001, the Company's investment in DGI had been reduced to zero.

               On June 29, 2001, the Company announced that it had ceased accepting orders for large fully custom-engineered bioprocess equipment which represented a small niche business for the Company. Net sales of custom engineered products for the year ended December 31, 2001 amounted to slightly more than $5 million, primarily from orders received in 2000In connection therewith, the Company recorded a $260,000 charge for severance costs in 2001. The Company continues to market its broad-based fermentor and bioreactor products as well as to offer special modifications to such equipment

5.     Other  assets:

Beginning in November 1994, the Company invested $950,000 (less than a twenty-percent voting interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. As previously described in the Company's prior year Annual Report on Form 10-K, there had been continuing uncertainties as to the future direction of Organica, Inc. as it continued to generate losses. The Company concluded that a portion of its investment in Organica, Inc. had become permanently impaired and recorded an $800,000 writedown in the second quarter of 2000 to reduce its investment balance to $150,000, the then estimated recoverable amount. Subsequently, the two members of the Organica Board of Directors appointed by the Company resigned. On October 30, 2000 Organica filed in the United States Bankruptcy Court for the District of Delaware, a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Based on the information available at that time, the Company determined that its investment was not recoverable and, accordingly, wrote off the remaining $150,000 investment in the third quarter of 2000.

6.     Long-term  debt  and  credit  agreement:

     The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At December 31, 2001, $141,000 and $162,000, was outstanding under the first and second mortgages, respectively, and at December 31, 2000, $171,000 and $193,000, was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

     On April 16, 1999, the Company entered into an agreement (the Bank Agreement) with First Union National Bank for a three year, $31 million secured line of credit. The Bank Agreement provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $1 million Revolving Line of Credit for equipment acquisition purposes, a $15 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or Libor at the discretion of the Company. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service coverage ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company was not in compliance with certain financial covenants at December 31, 2000 and March 31, 2001 which non-compliance was waived by the bank. On May 10, 2001 and on November 13, 2001, the financial covenants were amended, and, as a result, the Company is in compliance with the amended covenants at December 31, 2001 and expects to be in compliance for the ensuing twelve months. At December 31, 2001, $6,350,000 was outstanding under the Bank Agreement related to working capital and acquisition loans, $1,790,000 was being utilized for letters of credit and foreign exchange transactions and the following amounts were available: $2,008,000 for working capital and letters of credit, $1,000,000 for equipment acquisitions, $9,900,000 for acquisitions and $9,952,000 under the foreign exchange facility. On March 15, 2002, the Bank Agreement which was due to mature on May 31, 2002 was amended to extend its maturity date to May 31, 2005. However, $3,795,618 outstanding under the acquisition line matures on December 1, 2006.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At December 31, 2001 the balance of the notes was $364,000.

     Aggregate  annual  maturities  of  long-term  debt  are  as  follows:


Year ending December 31                  Amount
---------------------------------------  ---------------
                                          (In thousands)

2002                                     $           266
2003                                                 285
2004                                                 303
2005                                               1,650
2006                                               4,192
 After 2006                                          321
                                         ---------------

                                                   7,017
                                          ==============

7.     Accounts  payable  and  accrued  expenses  at  December  31, consists of:


                                              2001    2000
                                            ------  ------
  (In thousands)
Accounts payable-trade                      $2,875  $3,109
Accrued salaries, wages and payroll taxes    2,501   1,842
Accrued foreign dealer commissions             431     367
Advance payments from customers              1,715   2,057
Accrued income taxes                           624     128
Other accrued liabilities                      990     697
                                            ------  ------
                                            $9,136  $8,200
                                            ======  ======


8.     Income  taxes:


                                                                                                 Years Ended December 31
                                                                                             ------------------------------
                                                                                               2001        2000        1999
                                                                                             -------  ----------  ----------
                                                                                                     (In thousands)
Income (loss) before income tax
expense (benefit) and equity in
operations of DGI in 2001:
  Domestic                                                                                   $1,975   $  (2,690)  $  (2,149)
  Foreign                                                                                       908      (1,285)      1,446
                                                                                             -------  ----------  ----------

                                                                                             $2,883   $  (3,975)  $    (703)
                                                                                             =======  ==========  ==========

Income tax expense (benefit) consists of:
  Federal:
    Current                                                                                  $  611   $       -   $       -
    Deferred                                                                                   (962)          -           -
  State-current                                                                                  71           -           -
  Foreign-current                                                                               425         (48)        445
                                                                                             -------  ----------  ----------

                                                                                             $  145   $     (48)  $     445
                                                                                             =======  ==========  ==========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:



                                                           2001     2000
                                                         ------  -------
                                                          (In thousands)
Deferred tax assets:
  Inventories                                            $  755  $   290
  Allowance for doubtful accounts                           100      122
  Accrued expenses                                          585      702
  Alternative minimum tax credit carryforward                67       67
  Domestic net operating loss carryforward                    -    1,911
  Domestic capital loss and contribution carryforwards      360       15
                                                         ------  -------
          Gross deferred tax assets                       1,867    3,107
Less:  valuation allowance                                  360    2,477
                                                         ------  -------
                                                          1,507      630
                                                         ------  -------
Deferred tax liabilities:
  Accumulated depreciation                                  218      255
  Other liabilities                                          89      137
                                                         ------  -------
  Deferred tax liabilities                                  307      392
                                                         ------  -------

          Net deferred tax asset                         $1,200  $   238
                                                         ======  =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has capital loss carryforwards at December 31, 2001 of $919,000 which expire in 2006. The Company also has alternative minimum tax credit carryforwards of $67,000 at December 31, 2001 and 2000, respectively, with no expiration. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced, however, with the elimination of the operating losses previously associated with DGI, the Company expects taxable income to increase, leading to the utilization of these tax benefits in the future. The net change in the total valuation allowance for the year ended December 31, 2001 and 2000 was a decrease of $2,117,000 and an increase of $1,264,000, respectively.

     The Company's effective income tax rates for 2001, 2000 and 1999 differed from the U.S. statutory Federal income tax rate of 34% as follows:



                                                              Percentage of income (loss) before taxes
                                                             -----------------------------------------
                                                                               2001     2000     1999
                                           -----------------------------------------  -------  -------

Computed "expected" tax expense
 (benefit)                                                                     34.0%  (34.0)%  (34.0)%
  Increase (decrease) in taxes resulting
   From:
    State taxes, net of federal benefit                                         1.6        -        -
    Rate differential between U.S. and
      foreign income taxes                                                      6.7        -     (6.6)
    Change in valuation allowance
      allocated to income tax expense                                         (37.8)    31.8     98.1
    Benefit due to foreign loss
      carryback                                                                   -     (1.2)       -
    Other                                                                        .5      2.2      5.8
                                           -----------------------------------------  -------  -------

Actual tax expense (benefit)                                                    5.0%   (1.2)%    63.3%
                                           =========================================  =======  =======

9.     Pension  plans  and  other  liabilities:

     The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $131,000, $133,000 and $131,000 in 2001, 2000 and 1999,
respectively.

The following table sets forth the U.S. defined benefit plan's benefit obligation, fair value of plan assets and funded status at December 31, 2001 and 2000:


                                                                              2001     2000
                                                                            -------  -------
                                                                              (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                     $6,216   $5,912
Actuarial loss (gain)                                                          563      (49)
Service cost                                                                   227      269
Interest cost                                                                  443      420
Benefits paid                                                                 (354)    (336)
                                                 ----------------------------------  -------
Benefit obligation at end of year                                           $7,095   $6,216
                                                                            =======  =======

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                              $5,452   $6,044
Actual return on plan assets                                                  (453)    (331)
Employer contribution                                                          465       75
Benefits paid                                                                 (354)    (336)
                                                                            -------  -------
Fair value of plan assets at end of year                                    $5,110   $5,452
                                                                            =======  =======

MISCELLANEOUS ITEMS AT END OF YEAR
Funded status                                                              $(1,985)  $ (764)
Unrecognized net transition obligation                                          92      111
Unrecognized prior service cost                                               ( 19)     (23)
Unrecognized net loss                                                        2,375      913
                                                                            -------  -------
(Accrued) prepaid pension                                                  $   463   $  237
                                                                            =======  =======

AMOUNTS RECOGNIZED IN FINANCIAL STATEMENTS
Accrued benefit cost                                                       $(1,569)  $ (431)
Intangible asset                                                                73       88
                                                                           --------  -------
Accumulated other comprehensive loss                                        (1,496)    (343)
Unfunded pension liability                                                   1,959      580
                                                                           --------  -------
(Accrued) prepaid pension                                                  $   463   $  237
                                                                           ========  =======

                                                                              2001     2000    1999
                                                 ----------------------------------  -------  ------
COMPONENTS OF NET PERIODIC BENEFIT COST                            (In thousands except percentages)
Service cost                                                                $  227   $  269   $ 228
Interest cost                                                                  443      420     402
Expected return on plan assets                                                (474)    (503)   (426)
Transition obligation                                                           19       19      19
Amortization of prior service cost                                              (4)      (4)     (4)
Recognized net actuarial loss                                                   28        -      30
                                                                            -------  -------  ------
Net periodic benefit cost                                                   $  239   $  201   $ 249
                                                                            =======  =======  ======

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                                 6.50%    7.25%   7.25%
Expected return on plan assets                                                8.50%    8.50%   8.50%
Rate of compensation increase                                                 3.00%    3.00%   4.00%


The minimum additional pension liability in 2001 and 2000 are non-cash items which are offset by a direct reduction to shareholders' equity of $1,496,000 and $343,000, respectively.

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 2001, 2000 and 1999 was $173,000, $180,000 and $163,000, respectively.

International pension expense in 2001, 2000 and 1999 was not material. Foreign plans generally are insured or otherwise fully funded.

In October 1999, the Company and its President agreed that the President would leave the Company to pursue other business interests. In accordance with a pre-existing employment contract the Company is making severance payments over three years in the amount of $200,000 per year. At December 31, 1999, the Company accrued the present value of the future payments ($235,000 outstanding at December 31, 2001) and is recognizing interest expense over the three-year term.

10.     Shareholders'  equity:

All stock options were issued with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

2000 and all previous years data for the stock options and rights plans described below have been restated to reflect the 10% stock dividend which was distributed on May 15, 2001.

2001  NON-QUALIFIED  STOCK  OPTION  PLAN

In  2001, the Company adopted the 2001 Non-Qualified Stock Option Plan (the
2001 Plan) for officers and key employees which replaced the 1991 Non-Qualified Stock Option Plan which expired in 2001. The Plan provides for the granting of options to purchase up to 200,000 shares of the Company's Common stock. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than the fair market value of the Company's common stock on the date of grant. No options have been granted or were outstanding under the 2001 plan as of December 31, 2001.

1991  NON-QUALIFIED  STOCK  OPTION  PLAN

In  1991, the Company adopted the 1991 Non-Qualified Stock Option Plan (the
1991 Plan) for officers and key employees of the Company which expired on December 11, 2001. The Plan provided for the granting of options to purchase up to 969,234 shares of the Company's Common stock. Options granted are generally exercisable in five equal installments commencing one year after date of grant. Options expire up to 10 years from the date of grant. The exercise price per share of each option could not be less than the fair market value of the Company's common stock on the date of grant.

As of December 31, 2001, no further options will be granted under the 1991 Plan due to its expiration during 2001.

1999  STOCK  OPTION  PLAN  FOR  NONEMPLOYEE  DIRECTORS

The 1999 Stock Option Plan for Nonemployee Directors (the 1999 Plan) provides for the granting of options to purchase up to 121,000 shares of the Company's Common stock. No options may be granted under the 1999 Plan after March 17, 2009. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value of the Company's common stock on the date of grant.

1998  STOCK  OPTION  PLAN  FOR  10%  SHAREHOLDER  -  DIRECTORS

The 1998 Stock Option Plan for 10% Shareholder-Directors (the 1998 Plan) provides for the granting of options to purchase up to 133,100 shares of the Company's Common stock. No options may be granted under the 1998 Plan after March 17, 2008. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option may not be less than the fair market value of the Company's common stock on the date of grant.

The following table summarizes the Company's activity in the aggregate, for the aforementioned stock option plans:


                                                              Weighted
                                Stock       Range of          Average
                                Options     Exercise Prices   Exercise Price
                                ----------  ----------------  ---------------
Outstanding, December 31, 1998  1,020,362   $  2.95 - $12.42  $          4.58
  Granted                          93,170               3.76             3.76
  Exercised                     (  73,708)     2.95 -   4.10             3.79
                                ----------  ----------------  ---------------
Outstanding, December 31, 1999  1,039,824     3.18 -   12.42             4.56
  Granted                         343,750     5.57 -    6.36             5.85
  Exercised                      (222,866)    3.18 -    4.78             3.79
  Cancelled                      (156,376)    3.18 -   12.42             6.85
                                ----------  ----------------  ---------------
Outstanding, December 31, 2000  1,004,332     3.73 -   11.27             4.82
  Granted                           5,500               2.73             2.73
  Cancelled                      (161,808)    3.76 -   11.27             5.25
                                ----------  ----------------  ---------------
Outstanding, December 31, 2001    848,024   $   2.73 - $6.36  $          4.72
                                ==========  ================  ===============

Information regarding stock options outstanding as of December 31, 2001 is as follows:


                             Outstanding
                           ----------------
                             Weighted
                             Average           Number of
Exercise   Number of         Remaining         Shares
Price      Shares            Contractual Life  Exercisable
---------  ----------------  ----------------  -----------
2.73                 5,500              5.28            -
3.73                 32,463              3.66       32,463
3.76                 76,532              3.21       48,581
3.90                194,049              3.06      118,974
4.10                 64,096              0.64       64,096
4.16                 25,845              0.19       25,845
4.32                 66,550              2.92       39,930
4.78                 76,639              0.65       76,639
5.57                185,350              4.58       37,070
6.36                121,000              3.59      121,000
           ----------------  ----------------  -----------
                    848,024              3.02      564,598
                  =========  ================  ===========


In the aggregate, related to the aforementioned stock option plans, there were 304,500 additional shares available for grant at December 31, 2001. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $2.73, $5.85 and $3.76, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001- no expected dividend yield, risk-free interest rate of 5.17%, volatility factor of 71.21%: and an expected life of 5.7 years; 2000 - no expected dividend yield, risk-free interest rate of 5.39%, volatility factor of 68.3%, and an expected life of 7.4 years and 1999 - no expected dividend yield, risk-free interest rate of 5.52%, volatility factor of 61.6%, and an expected life of 5.2 years.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for stock options issued with an exercise price at least equal to the fair value of the stock at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 2001, 2000 and 1999 net income (loss) and income (loss) per share would have been as follows:



                                     2001     2000      1999
                                   ------  --------  --------
Net income (loss) (in thousands):
  As reported                      $2,211  $(3,927)  $(1,148)
  Proforma                          2,198   (4,312)   (1,531)
Basic income (loss) per share:
  As reported                      $  .33  $  (.59)  $  (.18)
  Proforma                            .32     (.65)     (.24)
Diluted income (loss) per share:
  As reported                      $  .33  $  (.59)  $  (.18)
  Proforma                            .32     (.65)     (.24)


In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved
338,207  shares  of  its  authorized  shares  of  Common stock for this purpose.
During  2001,  2000  and  1999,  34,939,  27,545  and  21,790  Common  shares, respectively,  were  issued  under  the  plan.

On October 15, 1999, the Company declared a dividend of one Common share purchase right (the Rights) on each share of Common stock outstanding. The Rights entitle the holder to purchase one share of Common stock at $20.66 (the Purchase Price) per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the Rights: (i) will entitle holders to purchase at the Purchase Price that number of shares of Common stock having an aggregate fair market value of two times the Purchase Price; (ii) will become exchangeable at the Company's election at an exchange ratio of one share of Common stock per right; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the Purchase Price, shares of Common stock of the surviving company having a fair market value of two times the Purchase Price.

In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (ESOP). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $3,500, $2,600 and $2,500 during 2001, 2000 and 1999, respectively.

Shareholders' Equity includes non-interest bearing notes receivable, resulting from the exercise of stock options, from the Vice President, Finance in the amount of $46,250, and from another key employee in the amount of $10,250. Imputed interest on these loans amounted to $3,012, $5,498 and $22,418, during 2001, 2000 and 1999, respectively.

11.     Segment  information:

Business segments are defined by Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS
131)" as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

The first operating segment is laboratory research equipment. This segment consists of the manufacture and marketing of equipment used in the pharmaceutical, medical, biotechnology, chemical and environmental research fields throughout the world.

The second operating segment is DGI BioTechnologies, Inc. (DGI). This segment was involved in the development of a novel technology that facilitates the discovery of new drugs. Effective June 14, 2001, as a result of the Company's reduction in ownership in DGI to 47%, the Company ceased consolidating the operations of DGI and, accordingly, has only one segment. 2001 segment information for the Drug Lead Discovery segment represents the operations of DGI from January 1 to June 14, 2001.

Summarized segment information for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands, except percentages):


                                    Laboratory
                                    Research      DGI                Total
                                    Equipment     BioTechnologies    Segments
                                    ------------  -----------------  ----------

2001
-----
Net sales from external customers   $    59,894   $            400   $  60,294
Income (loss) from operations             4,413               (912)      3,501
Percentage of sales                        99.3%               0.7%        100%
Total assets (1)                         44,543                  -      44,543
Capital expenditures                        577                  -         577
Depreciation (1)                          1,126                  -       1,126

2000
-----
Net sales from external customers   $    49,444   $            420   $  49,864
Income (loss) from operations               704             (3,060)     (2,356)
Percentage of sales                        99.2%               0.8%        100%
Total assets (1)                         42,636                370      43,006
Capital expenditures                        351                  -         351
Depreciation (1)                          1,270                  -       1,270

1999
-----
Net sales from external customers   $    53,081   $          1,785   $  54,866
Income (loss) from operations               845             (1,413)       (568)
Percentage of sales                        96.7%               3.3%        100%
Total assets (1)                         45,321                705      46,026
Capital expenditures                      1,435                  -       1,435
Depreciation (1)                          1,072                  -       1,072


(1) The Company's interest in DGI was reduced to 47% as of June 14, 2001 and subsequent to that date, is reported using the equity method of accounting. Fixed assets and depreciation related to the Drug Lead Discovery segment were not allocated to the segment as the assets were owned directly by the Company and were included in the Laboratory Research Equipment Segment. However, rental expense in lieu of depreciation expense was charged to the Drug Lead Discovery segment which is comprised of DGI BioTechnologies, Inc. through the transaction date of June 14, 2001.


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

While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers.

The following table sets forth the Company's operations by geographic area for 2001, 2000 and 1999. The information shown under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries primarily in the UK, The Netherlands, Belgium and Germany (in thousands):


                                                                     Transfers and
                                                                     eliminations
                                    United                           between geo-     Conso-
                                    States           Europe          graphic areas    lidated
                                    ---------------  --------------  ---------------  --------
Net sales:
2001                                $       48,855   $      17,605   $        6,166   $ 60,294
2000                                        41,657          13,921            5,714     49,864
1999                                        42,057          19,174            6,365     54,866

Income (loss) from operations:
2001                                $        2,161   $       1,340                    $  3,501
2000                                        (1,719)           (637)                     (2,356)
1999                                        (2,100)          1,532                        (568)

Identifiable assets:
2001                                $       23,304   $      21,239                    $ 44,543
2000                                        22,261          20,745                      43,006
1999                                        29,210          16,816                      46,026


Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One customer based in the United States accounted for approximately 12.3%, 12.5% and 10.4%, respectively, of consolidated net sales during the years ended December 31, 2001, 2000 and 1999.

Income from operations from the United States has been significantly affected by the research and development costs of DGI BioTechnologies, Inc. (Note 11).

During 2001, 2000 and 1999, net sales from domestic operations to foreign customers were$11,916,000, $9,284,000 and $8,711,000, respectively. Export sales from the United States are made to many countries and areas of the world including the Far East, the Middle East and South America with the most significant sales going to Canada, China, Israel, Japan, Switzerland and Taiwan.

David Freedman, Chairman of the Board of the Company, is the owner of Bio-Instrument Ltd., a foreign firm that acts as an agent for sales of the Company's products to customers in Israel, and earns commissions on those sales. During 2001, 2000 and 1999, this firm earned commissions in the amounts of $212,128, $204,357 and $141,408, respectively, on purchases by customers in Israel of the Company's products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives.

13.     Commitments  and  contingencies:

     The Company is obligated under the terms of various operating leases. Rental expense under such leases for 2001, 2000 and 1999 was $762,000, $849,000 and $786,000, respectively. As of December 31, 2001, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):


                                                      Sublease
                                      Obligation      Rentals    Net
                                     ----------------- ------- -----
2002                                 $             661  $ 51  $  610
2003                                               565    51     514
2004                                               492    42     450
2005                                               386     -     386
2006                                               379     -     379
After 2006                                       1,808     -   1,808
                                     -----------------  ----  ------
    Total minimum payments required  $           4,291  $144  $4,147
                                     =================  ====  ======


     From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

14. Quarterly financial information (unaudited) (in thousands, except per share amounts):


                                First     Second       Third      Fourth   Total
                                --------  -----------  ---------  -------  --------

Year ended December 31, 2001
  Net sales                     $14,700   $   14,799   $ 13,542   $17,253  $60,294
  Gross profit                    5,818        6,096      5,042     7,073   24,029
  Net income                        114          138        123     1,836    2,211
  Income per share: (a)
    Basic                       $   .02   $      .02   $    .02   $   .27  $   .33
    Diluted                         .02          .02        .02       .27      .33

Year ended December 31, 2000
  Net sales                     $10,541   $   12,007   $ 12,771   $14,545  $49,864
  Gross profit                    4,441        4,831      5,063     5,819   20,154
  Net income (loss)              (1,378)   (1,950)(b)   (631)(c)       32   (3,927)
  Income (loss) per share: (a)
    Basic                       $  (.21)  $     (.29)  $   (.09)        -  $  (.59)
    Diluted                        (.21)        (.29)      (.09)        -     (.59)


(a)     Due  to  rounding,  the  sum of the quarters does not necessarily equal the amount  for  the  full  year.
(b)     Includes  $800,000  related  to  writedown  of  Organica  investment.
(c)     Includes  $150,000  related  to writeoff of balance of Organica investment.


ITEM  9.     DISAGREEMENT  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
             --------------------------------------------------------

     None.

                                    PART III
                                    --------

     The information required by Part III is contained in the Registrant's proxy statement which will be filed pursuant to Regulation 14A or an information statement pursuant to Regulation 14C of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year ended December 31, 2001. The information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

(a)   The  following  documents  are  filed  as  a  part  of this report:

     1 Financial statements and supplementary data included in Part II of this report:

          New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

          Consolidated  Balance  Sheets  as  of  December  31,  2001  and  2000

          Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999

          Notes  to  Consolidated  Financial  Statements

     2.   Financial  statement  schedules  included in part IV of this report:

          Schedule  II

          Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits:

          The  Exhibits  index  is  on  Page  49.

                                                  Schedule  II


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)


                                             Additions
                                        ----------------------




                          Balance      Charged to                               Balance
                          At           Costs and       Charged to               At End
                          Beginning     (Credited) to  Other                    of
                          of Period    Expenses        Accounts    Deductions   Period
                          -----------  --------------  ----------  -----------  -------

Allowance deducted
 from asset to which
 it applies:

  Allowance for
   doubtful accounts:

  Year ended
     December 31, 2001    $       354  $          145           -  $        33  $   466
  Year ended
     December 31, 2000            339              22           -            7      354
  Year ended
     December 31, 1999            235             104           -            -      339

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

(3b) Restated By-Laws of the Company, as amended and restated, is incorporated herein by reference to Exhibit (3) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

(10-5)     Employment Agreement (as amended) with David Freedman is incorporated herein by reference from Registrant's Form 10-K for the year ended December 31, 2000.

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

(10-25)*     Indemnification  Agreements  with James T. Orcutt and Daniel S. Van
Riper

(10-26) The New Brunswick Scientific Co., Inc., 1998 Nonqualified Stock Option Plan for Ten Percent Shareholder - Directors is incorporated herein by reference to Appendix "A" appended to the Company's Proxy Statement filed with the Commission on or about April 10, 1998.

(10-27) The New Brunswick Scientific Co., Inc., 1999 Stock Option Plan for Nonemployee Directors is incorporated herein by reference to Appendix "C" appended to the Company's Proxy Statement filed with the Commission on or about April 13, 1999.

(10-28) The New Brunswick Scientific Co., Inc. 2001 Nonqualified Stock Option Plan for Officers and Key Employees is incorporated herein by reference to Appendix "A" appended to the Company's Proxy Statement filed with the Commission on or about April 17, 2001.


(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2001, is incorporated herein by reference.

(22)     Subsidiaries  of  the  Company  appear  on  Page  52.

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


                             NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.


Dated:  March  25,  2002     By:     /s/  David  Freedman
                                     --------------------
                                     David  Freedman
                                     Chairman  of  the  Board
                                     Principal Executive Officer) and Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March  25,  2002     By:     /s/  Adele  Lavender
                                     --------------------
                                     Adele  Lavender
                                     Corporate  Secretary


Dated:  March  25,  2002     By:     /s/  Sigmund  Freedman
                                     ----------------------
                                     Sigmund  Freedman
                                     Treasurer  and  Director


Dated:  March  25,  2002     By:     /s/  Samuel  Eichenbaum
                                     -----------------------
                                     Samuel  Eichenbaum
                                     Vice  President,  Finance

Dated:  March  25,  2002     By:     /s/  James  T.  Orcutt
                                     ----------------------
                                     James  T.  Orcutt
                                     President  and  Director

Dated:  March  25,  2002     By:     /s/  Dr.  Jerome  Birnbaum
                                     --------------------------
                                     Dr.  Jerome  Birnbaum
                                     Director


Dated:  March  25,  2002     By:     /s/  Kenneth  Freedman
                                     ----------------------
                                     Kenneth  Freedman
                                     Director


Dated:  March  25,  2002     By:     /s/  Ernest  Gross
                                     ------------------
                                     Ernest  Gross
                                     Director


Dated:  March  25,  2002     By:     /s/  Kiyoshi  Masuda
                                     --------------------
                                     Kiyoshi  Masuda
                                     Director


Dated:  March  25,  2002     By:     /s/  Dr.  David  Pramer
                                     -----------------------
                                     Dr.  David  Pramer
                                     Director


Dated:  March  25,  2002     By:     /s/  Peter  Schkeeper
                                     ---------------------
                                     Peter  Schkeeper
                                     Director


Dated:  March  25,  2002     By:     /s/  Daniel  S.  Van  Riper
                                     ---------------------------
                                     Daniel  S.  Van  Riper
                                     Director