Form 10-Q
period 2002-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2002-05-09
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  March  31,  2002     Commission  File  No.  0-6994
                                                                      ------




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



There  are  6,949,893  Common  shares  outstanding  as  of  May  1,  2002.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index



                                                                      PAGE  NO.
                                                                      ---------



PART I.  FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     March 31, 2002 and December 31, 2001                                                 3

    Consolidated Statements of Operations -
     Three Months Ended March 31, 2002 and 2001                                           4

    Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2002 and 2001                                           5

    Consolidated Statements of Comprehensive Income (Loss) -
     Three Months Ended March 31, 2002 and 2001                                           6

    Notes to Consolidated Financial Statements                                            7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                               11


PART II. OTHER INFORMATION              15

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                     ------


                                                            March 31,     December 31,
                                                                 2002            2001
                                                          ------------  --------------
Current Assets                                             (Unaudited)
--------------------------------------------------------
  Cash and cash equivalents                               $     3,095   $       3,794
  Accounts receivable, net                                     11,571          12,811
  Inventories:
    Raw materials and sub-assemblies                            6,607           6,704
    Work-in-process                                             2,975           2,647
    Finished goods                                              7,146           5,817
                                                          ------------  --------------
      Total inventories                                        16,728          15,168
  Deferred Income Taxes                                         1,162           1,162
  Prepaid expenses and other current assets                     1,164             856
                                                          ------------  --------------

    Total current assets                                       33,720          33,791
                                                          ------------  --------------

Property, plant and equipment, net                              4,621           4,868
Excess of cost over net assets acquired, net                    4,168           4,256
Other assets                                                    1,627           1,628
                                                          ------------  --------------

                                                          $    44,136   $      44,543
                                                          ============  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      -------------------------------------

Current Liabilities
--------------------------------------------------------
  Current installments of long-term debt                  $       266   $         266
  Accounts payable and accrued expenses                         7,827           9,136
                                                          ------------  --------------
    Total current liabilities                                   8,093           9,402
                                                          ------------  --------------

Long-term debt, net of current installments                     6,668           6,751

Other liabilities                                               2,069           2,094

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; issued and outstanding,
   2002 - 6,922,479 and 2001 - 6,761,892                          433             423
  Capital in excess of par                                     40,862          40,124
  Accumulated deficit                                          (9,448)        (10,014)
  Accumulated other comprehensive loss                         (4,496)         (4,180)
  Notes receivable from exercise of stock options                 (45)           ( 57)
                                                          ------------  --------------
    Total shareholders' equity                                 27,306          26,296
                                                          ------------  --------------

                                                          $    44,136   $      44,543
                                                          ============  ==============



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                                 2002       2001
                                                            ---------   ---------

Net sales                                         $            13,263   $ 14,700

Operating costs and expenses:
  Cost of sales                                                 7,583      8,882
  Selling, general and administrative expenses                  4,110      4,100
  Research, development and engineering expenses                  599        713
  DGI research expenses                                             -        718
                                                  --------------------  ---------

    Total operating costs and expenses                         12,292     14,413
                                                  --------------------  ---------

Income from operations                                            971        287

Other income (expense):
  Interest income                                                   9         18
  Interest expense                                               (115)      (152)
  Other, net                                                        6        (28)
                                                  --------------------  ---------
                                                                 (100)      (162)
                                                  --------------------  ---------

Income before income tax expense                                  871        125
Income tax expense                                                305         11
                                                  --------------------  ---------
Net income                                        $               566   $    114
                                                  ====================  =========

Basic income per share                            $               .08   $    .02
                                                  ====================  =========

Diluted income per share                          $               .08   $    .02
                                                  ====================  =========

Basic weighted average number of
 shares outstanding                                             6,813      6,728
                                                  ====================  =========
Diluted weighted average number of
 shares outstanding                                             6,980      6,728
                                                  ====================  =========



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                              2002       2001
                                                                               --------------------  ---------

Cash flows from operating activities:
Net income                                                                     $               566   $    114
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                                273        348
  Tax benefit from exercise of stock options                                                   200          -

Change in related balance sheet accounts:
  Accounts receivable                                                                        1,117        727
  Inventories                                                                               (1,645)      (791)
  Prepaid expenses and other current assets                                                   (321)      (185)
  Other assets                                                                                   1         (2)
  Accounts payable and accrued expenses                                                       (821)       168
  Advance payments from customers                                                             (454)      (339)
  Other liabilities                                                                            (25)       (53)
                                                                               --------------------  ---------
Net cash used in operating activities                                                       (1,109)       (13)
                                                                               --------------------  ---------

Cash flows from investing activities:
  Capital expenditures                                                                         (57)      (194)
                                                                               --------------------  ---------
Net cash used in investing activities                                                          (57)      (194)
                                                                               --------------------  ---------

Cash flows from financing activities:
  Repayment of long-term debt                                                                  (64)       (57)
  Proceeds from issue of common stock under stock
    option plans                                                                               548          -
  Payments on notes receivable related to exercised stock options                               12          -
                                                                               --------------------  ---------
Net cash provided by (used in) financing activities                                            496        (57)
                                                                               --------------------  ---------

Net effect of exchange rate changes on cash                                                    (29)       (84)
                                                                               --------------------  ---------
Net decrease in cash and cash equivalents                                                     (699)      (348)
Cash and cash equivalents at beginning of period                                             3,794      2,473
                                                                               --------------------  ---------
Cash and cash equivalents at end of period                                     $             3,095   $  2,125
                                                                               ====================  =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                                     $                86   $    144
  Income taxes                                                                                 225        141


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    --------------------
                                                           2002    2001
                                            --------------------  ------

Net income                                  $               566   $ 114

Other comprehensive loss:
  Foreign currency translation adjustment                  (316)   (746)
                                            --------------------  ------

Net comprehensive income (loss)             $               250   $(632)
                                            ====================  ======


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results may not be indicative of the results that may be expected for the year.

Note  2  -  Investment  in  DGI:

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company until June 14, 2001 at which time an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, as required by accounting principles generally accepted in the United States of America, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligations to fund the DGI operations. At December 31, 2001 and March 31, 2002, the Company's investment in DGI is zero. Accordingly, no losses have been recorded in the first quarter of 2002.

Note  3  -  Segment  information:

Effective June 14, 2001, as a result of the Company's reduction in ownership in DGI to 47%, the Company ceased consolidating the operations of DGI and, accordingly, has only one segment (Laboratory Research Equipment). Segment Information as of and for the three months ended March 31, 2001 is as follows:



                                   Laboratory  Drug
                                   Research    Lead       Total
                                   Equipment   Discovery  Segments
                                   ----------  ---------  --------


  Net sales                          $14,500   $ 200   $14,700
  Percentage of sales                   98.6%    1.4%      100%
  Income (loss) from operations          805    (518)      287
  Total assets (1)                    41,642     334    41,976
  Capital expenditures                   194       -       194
  Depreciation and amortization (1)      348       -       348



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




Note  4  -  Income  per  share:
-------------------------------

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company. The dilutive effect of stock options was 167,088 shares for the three months end March 31, 2002 and zero in 2001. The number of stock options that are antidilutive are zero in 2002 and 954,338 shares for the three months ended March 31, 2001.

Note  5  -  Long-term  debt  and  credit  agreement:
----------------------------------------------------

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. The Company is in compliance with its covenants pursuant to the Bank Agreement at March 31, 2002.

At March 31, 2002, $6,292,000 was outstanding under the Bank Agreement related to working capital and acquisition loans, $1,905,000 was being utilized for letters of credit and foreign exchange transactions. The following amounts were available at March 31, 2002 under the Bank Agreement: $1,893,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,458,000 for acquisitions and $9,952,000 under the foreign exchange facility.
In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At March 31, 2002 the balance of the notes was $356,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary. At March 31, 2002, an aggregate of $286,000 was outstanding on both mortgages.

Note  6  -  Goodwill:

In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company has adopted the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 pertains to the laboratory research equipment segment and has been amortized through December 31, 2001. SFAS 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS
142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. The Company has determined that there is no impairment to its goodwill balance of $4,168,000 as of January 1, 2002. Amortization expense related to goodwill was $44,000 for the three months ended March 31, 2001. Effective January 1, 2002, as part of the adoption of SFAS 142 the Company is no longer amortizing goodwill.

------
The following as adjusted amounts exclude the effects of amortization of goodwill recognized in prior periods: (in thousands, except per share amounts)


                                         For the Quarter Ended
                                                 March 31
                                        ----------------------
                                                   2002   2001
                                 ----------------------  -----
Reported net income              $                  566  $ 114
Addback:  Goodwill amortization                       -     44
                                 ----------------------  -----
Adjusted net income              $                  566  $ 158
                                 ======================  =====

Basic income per share:
  Reported net income            $                  .08  $ .02
  Goodwill amortization                               -      -
                                 ----------------------  -----
Adjusted net income              $                  .08  $ .02
                                 ======================  =====

Diluted income per share:
  Reported net income            $                  .08  $ .02
  Goodwill amortization                               -      -
                                 ----------------------  -----
Adjusted net income              $                  .08  $ .02
                                 ======================  =====

Note  7  -  Stock  dividend:
----------------------------

On February 12, 2002 and April 2, 2001, respectively, the Company declared 10% stock dividends. The February 12, 2002 stock dividend is payable on May 15, 2002 to shareholders of record as of April 15, 2002.

                                     ------
               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
               ---------------------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Results of Operations and Financial Condition . For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements.

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three-month period ended March 31, 2002.


                              Results of Operations
                              ---------------------

Quarter  Ended  March  31,  2002  vs.  Quarter  Ended  March  31,  2001.
------------------------------------------------------------------------

For the quarter ended March 31, 2002, the Company had net income of $566,000 or $.08 per diluted share on net sales of $13,263,000 compared with net income of $114,000 or $.02 per diluted share on net sales of $14,700,000 for the first quarter of 2001.

Net sales for the first quarter of 2001 included $2,053,000 from fully custom-engineered fermentation equipment, a product line for which the Company ceased accepting orders effective June 29, 2001. In addition, the 2001 quarter included $200,000 of revenues from DGI BioTechnologies, Inc. whose operations, as a result of having received an infusion of funds from an institutional investor, were no longer consolidated with those of the Company after June 14, 2001.

Gross profit for the 2002 quarter of $5,680,000 is down slightly from $5,818,000 in the first quarter of 2001 due to the lower level of net sales in 2002 which is primarily attributable to the exclusion of the aforementioned fully custom-engineered bioprocess equipment product line and DGI revenues in 2001. The lower overall gross profit levels were offset by higher gross margins which increased to 42.8% in 2002 from 39.6% in 2001 as a result of a more profitable product mix in 2002 and the low margins on fully custom-engineered bioprocess equipment in 2001.

Selling, general and administrative expenses remained virtually unchanged in 2002 at $4,110,000 compared with $4,100,000 in the 2001 quarter with normal salary, wage and other increases being offset by the Company's continuing cost reduction efforts.

Research, development and engineering expenses decreased to $599,000 in the 2002 quarter from $713,000 in 2001 primarily as a result of the reduction in staff related to the fully custom-engineered bioprocess equipment business.

DGI research expenses amounted to zero in 2002 compared with $718,000 in 2001 since DGI's operations are no longer being consolidated with those of the Company effective June 14, 2001 as the Company's ownership interest was reduced to 47% and the balance sheet carrying value of its investment in DGI is zero.

Interest income and interest expense both declined in the 2002 quarter due primarily to lower average interest rates than in 2001.

Income tax expense for the three months ended March 31, 2002 was $305,000, an effective rate of 35% and compares with income tax expense of $11,000 in 2001, an effective rate of 8.8%. Since the increase in the effective tax rate in 2002 was due to the Company no longer having the benefit of DGI's losses and the utilization of most of its tax carryforward losses, the Company is now subject to more traditional tax provisions. In 2001 the Company provided no tax on its U.S. operations since losses associated with DGI offset otherwise taxable income.


                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital increased to $25,627,000 at March 31, 2002 from $24,389,000 at December 31, 2001.

Accounts receivable decreased to $11,571,000 at March 31, 2002 from $12,811,000 at December 31, 2001 due to the lower level of net sales in the quarter ended March 31, 2002 compared with the quarter ended December 31, 2001.

Inventories increased to $16,728,000 at March 31, 2002 from $15,168,000 at December 31, 2001. The increase, consisting primarily of finished goods, resulted from equipment produced for orders which were completed late in March but were not shipped until the second quarter.

Net cash used in operating activities was $1,109,000 in 2002 as compared with cash used of $13,000 in 2001. The $1,096,000 incremental use of cash in operating activities as compared to levels for the quarter ended March 31, 2001, was due to changes in operating assets and liabilities in the ordinary course of business, primarily (i) a change in inventories of $854,000, (ii) a change in prepaid expenses and other current assets of $136,000 (iii) a change in accounts payable and accrued expenses of $989,000 and (iv) a change in advance payments from customers of $115,000, partially offset by an increase in net income of $452,000 and a change in accounts receivable of $390,000.

Net cash used in investing activities amounted to $57,000 in 2002 as compared with $194,000 in 2001 and represented expenditures for property, plant and equipment.

Net cash provided by financing activities amounted to $496,000 in 2002 as compared with net cash used of $57,000 in 2001. Both periods reflect the repayment of long-term debt and the 2002 period includes $548,000 of proceeds resulting from the exercise of stock options

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. The Company is in compliance with its covenants pursuant to the Bank Agreement at March 31, 2002.

At March 31, 2002, $6,292,000 was outstanding under the Bank Agreement related to working capital and acquisition loans, $1,905,000 was being utilized for letters of credit and foreign exchange transactions. The following amounts were available at March 31, 2002 under the Bank Agreement: $1,893,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,458,000 for acquisitions and $9,952,000 under the foreign exchange facility.

Contractual obligations and commitments principally include obligations associated with outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:


                                                       Payments Due by Period
                                                      ------------------------
                                                         (In thousands)
Contractual Obligations:
                                                     Within   1-2     3-4     After 4
                                              Total  1 Year  Years   Years     Years
-------------------------  ------------------------  ------  --------  ------
Long-term debt, notes and
 credit facility           $                  6,934  $  266  $    588  $5,842  $  238
Operating leases                              4,147     610       964     765   1,808
                           ------------------------  ------  --------  ------  ------
Total contractual
 cash obligations          $                 11,081  $  876  $  1,552  $6,607  $2,046
                           ========================  ======  ========  ======  ======

Management believes that the resources available to the Company, including current cash and cash equivalents, cash generated from operations and its line of credit which matures May 31, 2005, will satisfy its expected working capital needs and capital expenditures for the near and intermediate term.

                                  Other Matters
                                  -------------

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption had no effect on the Company's consolidated financial statements for the quarter ended March 31, 2002.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The information required by Item 3 has been disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in the disclosures regarding market risk.


Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No  reports on Form 8-K have been filed during the quarter ended March 31, 2002.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     May  8,  2002                    /s/  David  Freedman
                                           --------------------
                                           David  Freedman
                                           Chairman
                                           (Chief  Executive  Officer)




                                           /s/  Samuel  Eichenbaum
                                           -----------------------
                                           Samuel  Eichenbaum
                                           Vice  President  -  Finance
                                           (Principal  Accounting  Officer)

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------


Exhibit No.  Exhibit                               Page No.
-----------  ------------------------------------  --------
10.29        Involuntary Termination Agreement            1
             With James T. Orcutt
10.30        Employment Agreement with David              1
             Freedman
10.31        Fifth Amendment to Credit                    1
             Agreement between New Brunswick
             Scientific Co., Inc. and First Union
             National Bank dated April 1, 1999