Form 10-Q
period 2002-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2002-08-09
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  June  30,  2002     Commission  File  No.  0-6994
                                                                     ------




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




Yes  X     No
   ---



There  are  7,676,519  Common  shares  outstanding  as  of  August  1,  2002.
                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index



                                                                      PAGE  NO.
                                                                      ---------



PART I.    FINANCIAL INFORMATION:

     Consolidated Balance Sheets -
     June 30, 2002 and December 31, 2001                                                  3

     Consolidated Statements of Operations -
     Three and Six Months Ended June 30, 2002 and 2001                                    4

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2002 and 2001                                              5

     Consolidated Statements of Comprehensive Income (Loss) -
     Three and Six Months Ended June 30, 2002 and 2001                                    6

     Notes to Consolidated Financial Statements                                            7

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                               11


PART II.   OTHER INFORMATION                                                             17

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                     ASSETS
                                     ------


                                                          June 30,      December 31,
                                                                 2002            2001
                                                          ------------  --------------
Current Assets                                             (Unaudited)
--------------------------------------------------------
  Cash and cash equivalents                               $     5,208   $       3,794
  Accounts receivable, net                                     11,876          12,811
  Inventories:
    Raw materials and sub-assemblies                            6,253           6,704
    Work-in-process                                             1,858           2,647
    Finished goods                                              6,963           5,817
                                                          ------------  --------------
      Total inventories                                        15,074          15,168
  Deferred Income Taxes                                         1,162           1,162
  Prepaid expenses and other current assets                     1,467             856
                                                          ------------  --------------

    Total current assets                                       34,787          33,791
                                                          ------------  --------------

Property, plant and equipment, net                              4,772           4,868
Excess of cost over net assets acquired, net                    4,478           4,256
Other assets                                                    1,626           1,628
                                                          ------------  --------------

                                                          $    45,663   $      44,543
                                                          ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

Current Liabilities
--------------------------------------------------------
  Current installments of long-term debt                  $       280   $         266
  Accounts payable and accrued expenses                         6,984           9,136
                                                          ------------  --------------
    Total current liabilities                                   7,264           9,402
                                                          ------------  --------------

Long-term debt, net of current installments                     6,657           6,751

Other liabilities                                               2,069           2,094

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; issued and outstanding,
   2002 - 7,670,563 and 2001 - 6,761,892                          479             423
  Capital in excess of par                                     47,445          40,124
  Accumulated deficit                                         (14,928)        (10,014)
  Accumulated other comprehensive loss                         (3,278)         (4,180)
  Notes receivable from exercise of stock options                 (45)           ( 57)
                                                          ------------  --------------
    Total shareholders' equity                                 29,673          26,296
                                                          ------------  --------------

                                                          $    45,663   $      44,543
                                                          ============  ==============

See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended               Six Months Ended
                                                                  June 30,                          June 30,
                                                            --------------------              ------------------
                                                                 2002                2001        2002          2001
                                                  --------------------  ------------------  ----------  ------------

Net sales                                         $            16,113   $          14,799   $  29,376   $    29,499

Operating costs and expenses:
  Cost of sales                                                 9,676               8,703      17,259        17,585
  Selling, general and administrative expenses                  4,308               4,069       8,418         8,169
  Research, development and engineering expenses                  723                 735       1,322         1,448
  DGI research expenses                                             -                 594           -         1,312
  Non-recurring severance costs                                     -                 260           -           260
                                                  --------------------  ------------------  ----------  ------------

    Total operating costs and expenses                         14,707              14,361      26,999        28,774
                                                  --------------------  ------------------  ----------  ------------

Income from operations                                          1,406                 438       2,377           725

Other income (expense):
  Interest income                                                   8                  15          17            33
  Interest expense                                               (121)               (144)       (236)         (296)
  Other, net                                                        8                 (19)         14           (47)
                                                  --------------------  ------------------  ----------  ------------
                                                                 (105)               (148)       (205)         (310)
                                                  --------------------  ------------------  ----------  ------------
Income before income tax expense
 and equity in operations of DGI                                1,301                 290       2,172           415
Income tax expense                                                455                  62         760            73
                                                  --------------------  ------------------  ----------  ------------
Income before equity in operations of DGI                         846                 228       1,412           342

Equity in operations of DGI                                         -                 (90)          -           (90)
                                                  --------------------  ------------------  ----------  ------------
Net Income                                        $               846   $             138   $   1,412   $       252
                                                  ====================  ==================  ==========  ============

Basic earnings per share                          $               .11   $             .02   $     .19   $       .03
                                                  ====================  ==================  ==========  ============

Diluted earnings per share                        $               .11   $             .02   $     .18   $       .03
                                                  ====================  ==================  ==========  ============

Basic weighted average number of
 shares outstanding                                             7,645               7,404       7,563         7,402
                                                  ====================  ==================  ==========  ============
Diluted weighted average number of
 shares outstanding                                             7,986               7,428       7,826         7,421
                                                  ====================  ==================  ==========  ============


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                   ------------------
                                                                                2002      2001
                                                                   ------------------  --------

Cash flows from operating activities:
Net income                                                         $           1,412   $   252
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                  546       667
  Tax benefit from exercise of stock options                                     250         -
  Equity in operations of DGI                                                      -        90

Change in related balance sheet accounts:
  Accounts receivable                                                          1,287      (245)
  Refundable income taxes                                                          3        51
  Inventories                                                                    335      (343)
  Prepaid expenses and other current assets                                     (578)      (69)
  Other assets                                                                     2        69
  Accounts payable and accrued expenses                                         (889)      729
  Advance payments from customers                                             (1,403)   (1,485)
  Other liabilities                                                              (25)     (107)
                                                                   ------------------  --------
Net cash provided by (used in) operating activities                              940      (391)
                                                                   ------------------  --------

Cash flows from investing activities:
  Capital expenditures                                                          (334)     (358)
  Sale of equipment                                                                -        18
                                                                   ------------------  --------
Net cash used in investing activities                                           (334)     (340)
                                                                   ------------------  --------

Cash flows from financing activities:
  Repayment of long-term debt                                                   (133)      (94)
  Proceeds from issue of common stock under stock  purchase and
    option plans                                                                 801        64
  Payments on notes receivable related to exercised stock options                 12         5
                                                                   ------------------  --------
Net cash provided by (used in) financing activities                              680       (25)
                                                                   ------------------  --------

Net effect of exchange rate changes on cash                                      128      (104)
                                                                   ------------------  --------
Net increase (decrease) in cash and cash equivalents                           1,414      (860)
Cash and cash equivalents at beginning of period                               3,794     2,473
                                                                   ------------------  --------
Cash and cash equivalents at end of period                         $           5,208   $ 1,613
                                                                   ==================  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                         $             250   $   288
  Income taxes                                                                   565       141
Non-cash contribution of equipment to DGI                                          -       429

See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                            Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                            -------------------  ------------------
                                                           2002               2001     2002     2001
                                            -------------------  ------------------  ------  --------

Net income                                  $               846  $             138   $1,412  $   252

Other comprehensive income (loss):
  Foreign currency translation adjustment                 1,218               (541)    _902   (1,287)
                                            -------------------  ------------------  ------  --------

Net comprehensive income (loss)             $             2,064  $            (403)  $2,314  $(1,035)
                                            ===================  ==================  ======  ========

See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. Interim results may not be indicative of the results that may be expected for the year.

Note  2  -  Investment  in  DGI:

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company until June 14, 2001 at which time an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, as required by accounting principles generally accepted in the United States of America, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligations to fund the DGI operations. At December 31, 2001 and June 30, 2002, the Company's investment in DGI is zero. Accordingly, no losses have been recorded in 2002. DGI expects to require additional financing or other alternative source of funds this year to support its continuing operations.

Note  3  -  Segment  information:

Effective June 14, 2001, as a result of the Company's reduction in ownership in DGI to 47%, the Company ceased consolidating the operations of DGI and, accordingly, has only one segment (Laboratory Research Equipment). Segment Information as of and for the three and six months ended June 30, 2001 is as follows: (in thousands)



Three Months Ended                   Six Months Ended
June 30                              June 30
-----------------------------------  ------------------

Laboratory                           Drug                Laboratory    Drug
Research                             Lead                Total         Research     Lead         Total
Equipment                            Discovery           Segments      Equipment    Discovery    Segments
-----------------------------------  ------------------  ------------  -----------  -----------  ----------
                                                  2001
                                     ------------------
  Net sales                          $          14,599   $       200   $   14,799   $   29,099   $     400   $29,499
  Percentage of sales                             98.6%          1.4%         100%        98.6%        1.4%      100%
  Income (loss) from operations                    832          (394)         438        1,637        (912)      725
  Total assets (1)                              41,137             -       41,137       41,137           -    41,137
  Capital expenditures                             164             -          164          358           -       358
  Depreciation and amortization (1)                319             -          319          667           -       667



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

Note  4  -  Income  per  share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted income per share. Information related to dilutive and antidilutive stock options is as follows: (in thousands)


                      Three Months Ended  Six Months Ended
                      June 30,            June 30,
                      ------------------  ----------------
                                    2002              2001  2002  2001
                      ------------------  ----------------  ----  ----
Dilutive effect                      341                24   263    19
Antidilutive options                   -               776     -   776



Note  5  -  Long-term  debt  and  credit  agreement:

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The

$29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or libor at the descretion of the Company. The Company is in compliance with its covenants pursuant to the Bank Agreement at June 30, 2002.

At June 30, 2002, $6,239,000 was outstanding under the Bank Agreement related to working capital and acquisition loans, $489,000 was being utilized for letters of credit and foreign exchange transactions. The following amounts were available at June 30, 2002 under the Bank
Agreement: $3,311,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,511,000 for acquisitions and $9,950,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At June 30, 2002 the balance of the notes was $383,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary. At June 30, 2002, an aggregate of $315,000 was outstanding on both mortgages.

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

The Company has adopted the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 pertains to the laboratory research equipment segment and has been amortized through December 31, 2001. Effective January 1, 2002, as part of the adoption of SFAS 142 the Company is no longer amortizing goodwill. SFAS 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. The Company has determined that there is no impairment to its goodwill balance of $4,478,000 as of January 1, 2002 and the Company will test for impairment at December 31 each year. Amortization expense related to goodwill was $47,000 and $91,000 for the three and six months ended June 30, 2001, respectively.

The following as adjusted amounts exclude the effects of amortization of goodwill recognized in prior periods: (in thousands, except per share amounts)


                                 Three Months Ended   Six Months Ended
                                 June 30              June 30
                                 -------------------  -----------------
                                                2002               2001     2002   2001
                                 -------------------  -----------------  -------  -----

Reported net income              $               846  $             138  $ 1,412  $ 252
Addback:  goodwill amortization                    -                _47        -     91
                                 -------------------  -----------------  -------  -----
Adjusted net income              $               846  $             185  $ 1,412  $ 343
                                 ===================  =================  =======  =====

Basic income per share:
  Reported net income            $               .11  $             .02  $   .19  $ .03
  Goodwill amortization                            -                .01        -    .02
                                 -------------------  -----------------  -------  -----
Adjusted net income              $               .11  $             .03  $   .19  $ .05
                                 ===================  =================  =======  =====

Diluted income per share:
  Reported net income            $               .11  $             .02  $   .18  $ .03
  Goodwill amortization                            -                .01        -    .02
                                 -------------------  -----------------  -------  -----
Adjusted net income              $               .11  $             .03  $   .18  $ .05
                                 ===================  =================  =======  =====




Note  7  -  Stock  dividend:

On February 12, 2002 and April 2, 2001, respectively, the Company declared 10% stock dividends. The February 12, 2002 stock dividend was paid on May 15, 2002 to shareholders of record as of April 15, 2002. All share and per share amounts for the three and six month periods ended June 30, 2001, have been restated to reflect such dividend.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three and six month periods ended June 30, 2002 which should be read in conjunction with the Company's December 31, 2001 financial statements.


                              Results of Operations
                              ---------------------

Quarter  Ended  June  30,  2002  vs.  Quarter  Ended  June  30,  2001
---------------------------------------------------------------------
For the quarter ended June 30, 2002, the Company had net income of $846,000 or $.11 per diluted share on net sales of $16,113,000 compared with net income of $138,000 or $.02 per diluted share on net sales of $14,799,000 for the second quarter of 2001.

Net  sales  increased $1,314,000 or 8.9% from $14,799,000 to $16,113,000 for the quarter ended June 30, 2002 as compared to the corresponding quarter of the prior year. Net sales for the 2002 quarter benefited from increased shipments of shakers, some of which were the result of manufacturing improvements which have increased the Company's capacity to fulfill orders in a shorter period of time. In addition, net sales of fermentors increased during the 2002 quarter. Net sales for the second quarter of 2001 included $1,679,000 from fully custom-engineered bioprocess equipment, a product line for which the Company ceased accepting orders effective June 29, 2001. In addition, the 2001 quarter included $200,000 of revenues from DGI BioTechnologies, Inc. whose operations, as a result of having received an infusion of funds from an institutional investor on June 14, 2001, are no longer consolidated with those of the Company after that date.

Sales of the Company's equipment to foreign companies, institutions and governments may be affected by United States export control regulations. The Company believes that after the September 11, 2001 terrorist attacks, these regulations may be made more restrictive.

Gross profit for the 2002 quarter of $6,437,000 is up 5.6% from the $6,096,000 reported in the second quarter of 2001 due primarily to the higher level of net sales in 2002 which resulted from significantly higher shipments of shakers. Consolidated gross margins declined slightly to 39.9% for the 2002 quarter from

41.2% for the second quarter of 2001. The margin decrease is primarily attributable to competitive pricing in the European market place. However, margins on European sales are expected to benefit as a result of the recent weakening of the dollar.

Selling, general and administrative expenses increased to $4,308,000 in 2002 compared with $4,069,000 in the 2001 quarter primarily as a result of normal salary, wage, benefits and other increases.

Research, development and engineering expenses remained virtually flat in 2002 at $723,000 with a reduction in staff related to the fully custom-engineered bioprocess equipment business being offset by normal increases and expenditures related to a new product development initiative.

DGI research expenses amounted to zero in 2002 compared with $594,000 in 2001 since DGI's operations are no longer being consolidated with those of the Company effective June 14, 2001 as the Company's ownership interest was reduced to 47% and the balance sheet carrying value of its investment in DGI is zero.

No non-recurring severance costs were incurred in 2002 compared with $260,000 of such costs in 2001 which were related to the Company's decision to stop accepting orders for fully custom-engineered bioprocess equipment effective June 29, 2001.

Interest income and interest expense both declined in the 2002 quarter due primarily to lower average interest rates than in 2001 and additionally, in the case of interest expense, to lower average outstanding bank debt.

Income tax expense for the three months ended June 30, 2002 was $455,000, an effective rate of 35% and compares with income tax expense of $62,000 in 2001, an effective rate of 21.4 %. The increase in the effective tax rate in 2002 is due to the Company no longer having the benefit of DGI's losses and, additionally, the Company has utilized most of its tax carry-forward losses. Consequently, the Company is now subject to more traditional tax rates. In 2001 the Company provided no tax on its U.S. operations since losses associated with DGI offset otherwise taxable income.

As further described above, equity in operations of DGI was zero in 2002 compared with $90,000 for the second quarter of 2001, which represented the Company's equity in DGI's losses from June 14 through June 30, 2001.


Six  Months  Ended  June  30,  2002  vs.  Six  Months  Ended  June  30,  2001
-----------------------------------------------------------------------------
For the six months ended June 30, 2002, the Company had net income of $1,412,000 or $.18 per diluted share on net sales of $29,376,000 compared with net income of $252,000 or $.03 per diluted share on net sales of $29,499,000 for the first six months of 2001.

For the six months ended June 30, 2002 net sales benefitted from increased shipments of shakers, cell culture products and fermentors . Net sales for the first six months of 2001 included $3,732,000 from fully custom-engineered bioprocess equipment, a product line for which the Company ceased accepting orders effective June 29, 2001. In addition, the 2001 period included $400,000 of revenues from DGI BioTechnologies, Inc. whose operations, as a result of having received an infusion of funds from an institutional investor on June 14, 2001, are no longer consolidated with those of the Company after that date.

Sales of the Company's equipment to foreign companies, institutions and governments may be affected by United States export control regulations. The Company believes that after the September 11, 2001 terrorist attacks, these regulations may be made more restrictive.

Gross profit for the 2002 period of $12,117,000 increased slightly from the $11,914,000 reported for the first half of 2001. Consolidated gross margins increased to 41.2% for the 2002 period from 40.4% for the first six months of 2001. Selling, general and administrative expenses increased to $8,418,000 in the 2002 period compared with $8,169,000 in the 2001 period primarily as a result of normal salary, wage, benefits and other increases.

Research, development and engineering expenses decreased in 2002 to $1,322,000 from $1,448,000 in 2001 with the reduction in staff related to the fully custom-engineered bioprocess equipment business being offset for the most part by normal increases and expenditures related to a new product development initiative.

DGI research expenses amounted to zero in 2002 with $1,312,000 in 2001 since DGI's operations are no longer being consolidated with those of the Company effective June 14, 2001 as the Company's ownership interest was reduced to 47% and the balance sheet carrying value of its investment in DGI is zero.

No non-recurring severance costs were incurred in 2002 compared with $260,000 of such costs in 2001 which were related to the Company's decision to stop accepting orders for fully custom-engineered bioprocess equipment effective June 29, 2001.

Interest income and interest expense both declined in the 2002 period due primarily to lower average interest rates than in 2001 and additionally, in the case of interest expense, to lower average outstanding bank debt.

Income tax expense for the six months ended June 30, 2002 was $760,000, an effective rate of 35% and compares with income tax expense of $73,000 in 2001, an effective rate of 17.6 %. The increase in the effective tax rate in 2002 is due to the Company no longer having the benefit of DGI's losses and additionally, the Company has utilized most of its tax carry-forward losses. Consequently, the Company is now subject to more traditional tax rates. In 2001 the Company provided no tax on its U.S. operations since losses associated with DGI offset otherwise taxable income.

Equity in operations of DGI was zero in 2002 compared with $90,000 for the first six months of 2001, which represented the Company's equity in DGI's losses from June 14 through June 30, 2001.

                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital increased to $27,523,000 at June 30, 2002 from $24,389,000 at December 31, 2001.

Accounts receivable decreased to $11,876,000 at June 30, 2002 from $12,811,000 at December 31, 2001 due to the lower level of net sales in the quarter ended June 30, 2002 compared with the quarter ended December 31, 2001.

Inventories decreased slightly to $15,074,000 at June 30, 2002 from $15,168,000 at December 31, 2001. Raw materials and sub-assemblies decreased 6.7% and work-in-process decreased 29.8% while finished goods increased 19.7%. The decrease in work-in-process was due primarily to the shipment of multiple, sterilizable-in-place, fermentation systems during the period. The increase in finished goods resulted primarily from increased inventories of freezers due to the need to have adequate supplies available for sale in the United States, a new freezer market for the Company, and due to a buildup of freezers in Europe as a result of increased production relative to shipments during the quarter ended June 30, 2002.

Prepaid expenses and other current assets increased to $1,467,000 at June 30, 2002 from $856,000 at December 31, 2001. The increase is primarily attributable to deposits on capital equipment orders, prepaid insurance and prepaid pension payments.

Net cash provided by operating activities was $940,000 in 2002 as compared with cash used of $391,000 in 2001. The $940,000 cash provided by operating activities for the first six months of 2002 was due to changes in operating assets and liabilities in the ordinary course of business, primarily (i) net income of $1,412,000, (ii) tax benefit from the exercise of stock options of $250,000 (iii) a decrease in accounts receivable of $1,287,000 and (iv) a decrease in inventories of $335,000 partially offset by (i) increase in prepaid expenses and other current assets of $578,000 (ii) decrease in accounts payable and accrued expenses of $889,000 and (iii) decrease in advance payments from customers of $1,403,000.

Net cash used in investing activities amounted to $334,000 in 2002 as compared with $340,000 in 2001 and primarily represented expenditures for property, plant and equipment.

Net cash provided by financing activities amounted to $680,000 in 2002 as compared with net cash used of $25,000 in 2001. Both periods reflect the repayment of long-term debt and the 2002 and the 2001 periods include $801,000 and $64,000, respectively, of proceeds resulting from the exercise of stock options under the Company's stock option plans and from the issuance of shares under the Company's stock purchase plan.

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and for letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at various rates based upon a function of the bank's prime rate or libor at the discretion of the Company. The Company is in compliance with its covenants pursuant to the Bank Agreement at June 30, 2002.

At June 30, 2002, $6,239,000 was outstanding under the Bank Agreement related to working capital and acquisition loans, $489,000 was being utilized for letters of credit and foreign exchange transactions. The following amounts were available at June 30, 2002 under the Bank Agreement: $3,311,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,511,000 for acquisitions and $9,950,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At June 30, 2002 the balance of the notes was $383,000.

Contractual obligations and commitments principally include obligations associated with outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:


                           Payments Due by Period
                           ------------------------
                                     (In thousands)
Contractual Obligations:
              Within                            1-2     3-4  After 4
        Total                                1 Year  Years   Years     Years
-------------------------  ------------------------  ------  --------  ------
Long-term debt, notes and
 credit facility           $                  6,937  $  280  $    696  $5,718  $  243
Operating leases                              4,147     610       964     765   1,808
                           ------------------------  ------  --------  ------  ------
Total contractual
 cash obligations          $                 11,084  $  890  $  1,660  $6,483  $2,051
                           ========================  ======  ========  ======  ======



DGI BioTechnologies, Inc. in which the Company's ownership interest is currently 47%, expects to require additional financing or other alternative source of funds this year to support its continuing operations.

Management believes that the resources available to the Company, including current cash and cash equivalents, working capital, cash to be generated from operations and its line of credit which matures May 31, 2005, will satisfy its expected working capital needs and capital expenditures for the near and intermediate term.

                                  Other Matters
                                  -------------

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption is not expected to have a material effect on the Company's consolidated financial statements.

                          Critical Accounting Policies
                          ----------------------------

No changes have been made in the Companies critical accounting policies during the six months ended June 30, 2002.

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

No  reports  on Form 8-K have been filed during the quarter ended June 30, 2002.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     August  9,  2002               /s/  David  Freedman
                                         --------------------
                                         David  Freedman
                                         Chairman
                                         (Chief  Executive  Officer)




                                        /s/  Samuel  Eichenbaum
                                        -----------------------
                                        Samuel  Eichenbaum
                                        Vice  President  -  Finance
                                        (Principal  Accounting  Officer)

                                 CERTIFICATIONS
                                 --------------


     I David Freedman hereby certify that the periodic report being filled herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d)) and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of New Brunswick Scientific Co., Inc. for the period covered by said periodic report.


August  9,  2002                      /s/  David  Freedman
                                      --------------------
                                      Name:  David  Freedman
                                      Chief  Executive  Officer


     I Samuel Eichenbaum hereby certify that the periodic report being filled herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d)) and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of New Brunswick Scientific Co., Inc. for the period covered by said periodic report.


August  9,  2002                     /s/  Samuel  Eichenbaum
                                    -----------------------
                                     Name:  Samuel  Eichenbaum
                                     Vice  President,  Finance  and
                                     Chief  Financial  Officer