Form 10-Q
period 2002-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2002-11-12
CIK 71241

Page  20

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  September  30,  2002     Commission  File  No.  0-6994
                                                                          ------




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


Yes  X     No
   ---





There  are  7,767,456  Common  shares  outstanding  as  of  November  11,  2002.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index





                                                                                  PAGE NO.
                                                                                ----------

PART I.  FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     September 30, 2002 and December 31, 2001                                             3

    Consolidated Statements of Operations -
     Three and Nine Months Ended September 30, 2002 and 2001                              4

    Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2002 and 2001                                        5

    Consolidated Statements of Comprehensive Income (Loss) -
     Three and Nine Months Ended September 30, 2002 and 2001                              6

    Notes to Consolidated Financial Statements                                            7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                               11


PART II. OTHER INFORMATION                                                               18

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                     ASSETS
                                     ------


                                                          September 30,    December 31,
                                                                    2002            2001
                                                          ---------------  --------------
Current Assets                                                (Unaudited)
--------------------------------------------------------
  Cash and cash equivalents                               $        7,630   $       3,794
  Accounts receivable, net                                         9,021          12,811
  Inventories:
    Raw materials and sub-assemblies                               5,656           6,704
    Work-in-process                                                1,817           2,647
    Finished goods                                                 6,562           5,817
                                                          ---------------  --------------
      Total inventories                                           14,035          15,168
  Deferred Income Taxes                                            1,162           1,162
  Prepaid expenses and other current assets                        1,057             856
                                                          ---------------  --------------

    Total current assets                                          32,905          33,791
                                                                           --------------

Property, plant and equipment, net                                 4,598           4,868
Excess of cost over net assets acquired, net                       4,585           4,256
Other assets                                                       2,072           1,628
                                                          ---------------  --------------

                                                          $       44,160   $      44,543
                                                          ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

Current Liabilities
--------------------------------------------------------
  Current installments of long-term debt                  $          284   $         266
  Accounts payable and accrued expenses                            6,185           9,136
                                                          ---------------  --------------
    Total current liabilities                                      6,469           9,402
                                                          ---------------  --------------

Long-term debt, net of current installments                        5,343           6,751

Other liabilities                                                  2,071           2,094

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; issued and outstanding,
   2002 - 7,763,796 and 2001 - 6,761,892                             485             423
  Capital in excess of par                                        47,845          40,124
  Accumulated deficit                                            (14,670)        (10,014)
  Accumulated other comprehensive loss                            (3,338)         (4,180)
  Notes receivable from exercise of stock options                    (45)           ( 57)
                                                          ---------------  --------------
    Total shareholders' equity                                    30,277          26,296
                                                          ---------------  --------------

                                                          $       44,160   $      44,543
                                                          ===============  ==============




See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                             --------------------               -------------------
                                                                 2002                 2001        2002          2001
                                                  --------------------  -------------------  ----------  ------------

Net sales                                         $            13,057   $           13,542   $  42,433   $    43,041

Operating costs and expenses:
  Cost of sales                                                 7,498                8,500      24,757        26,085
  Selling, general and administrative expenses                  4,028                3,727      12,446        11,896
  Research, development and engineering expenses                  795                  601       2,117         2,049
  DGI research expenses                                             -                    -           -         1,312
  Non-recurring severance costs                                     -                    -           -           260
                                                  --------------------  -------------------  ----------  ------------

    Total operating costs and expenses                         12,321               12,828      39,320        41,602
                                                  --------------------  -------------------  ----------  ------------

Income from operations                                            736                  714       3,113         1,439

Other income (expense):
  Interest income                                                  15                   12          32            45
  Interest expense                                               (115)                (141)       (351)         (437)
  Other, net                                                       (8)                 (29)          6           (76)
                                                  --------------------  -------------------  ----------  ------------
                                                                 (108)                (158)       (313)         (468)
                                                  --------------------  -------------------  ----------  ------------
Income before income tax expense
 and equity in operations of DGI                                  628                  556       2,800           971
Income tax expense                                                220                   30         980           103
                                                  --------------------  -------------------  ----------  ------------
Income before equity in operations of DGI                         408                  526       1,820           868

Equity in operations of DGI                                      (150)                (403)       (150)         (493)
                                                  --------------------  -------------------  ----------  ------------
Net Income                                        $               258   $              123   $   1,670   $       375
                                                  ====================  ===================  ==========  ============

Basic earnings per share                          $               .03   $              .02   $     .22   $       .05
                                                  ====================  ===================  ==========  ============

Diluted earnings per share                        $               .03   $              .02   $     .21   $       .05
                                                  ====================  ===================  ==========  ============

Basic weighted average number of
 shares outstanding                                             7,717                7,418       7,614         7,407
                                                  ====================  ===================  ==========  ============
Diluted weighted average number of
 shares outstanding                                             7,836                7,460       7,829         7,429
                                                  ====================  ===================  ==========  ============











See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                            -------------------
                                                                                 2002      2001
                                                                   -------------------  --------

Cash flows from operating activities:
Net income                                                         $            1,670   $   375
Adjustments to reconcile net income to net cash provided by
      operating activities:
  Depreciation and amortization                                                   859       980
  Tax benefit from exercise of stock options                                      303         -
  Equity in operations of DGI                                                     150       493

Change in related balance sheet accounts:
  Accounts and notes receivable                                                 4,119       163
  Refundable income taxes                                                          50       151
  Inventories                                                                   1,358      (222)
  Prepaid expenses and other current assets                                      (217)     (164)
  Other assets                                                                   (444)     (142)
  Accounts payable and accrued expenses                                        (1,864)      427
  Advance payments from customers                                              (1,393)   (1,383)
  Other liabilities                                                               (23)     (161)
                                                                   -------------------  --------
Net cash provided by operating activities                                      4, 568       517
                                                                   -------------------  --------

Cash flows from investing activities:
  Capital expenditures                                                           (462)     (518)
  Sale of equipment                                                                 -        18
                                                                   -------------------  --------
Net cash used in investing activities                                            (462)     (500)
                                                                   -------------------  --------

Cash flows from financing activities:
  Repayment of long-term debt                                                    (190)     (158)
  Repayment of revolving credit facility                                       (1,250)        -
  Proceeds from issue of common stock under stock  purchase and
    option plans                                                                1,154        64
  Loan to DGI                                                                    (150)        -
  Payments on notes receivable related to exercised stock options                  12         5
                                                                   -------------------  --------
Net cash used in financing activities                                            (424)      (89)
                                                                   -------------------  --------
Net effect of exchange rate changes on cash                                       154       (33)
                                                                   -------------------  --------
Net increase (decrease) in cash and cash equivalents                            3,836      (105)
Cash and cash equivalents at beginning of period                                3,794     2,473
                                                                   -------------------  --------
Cash and cash equivalents at end of period                         $            7,630   $ 2,368
                                                                   ===================  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                         $              352   $   439
  Income taxes                                                                    903       155
Non-cash contribution of equipment to DGI                                           -       429
Exchange of mature shares upon exercise of options                                506         -




See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                            Three Months Ended           Nine Months Ended
                                              September 30,                September 30,
                                            --------------------        ------------------
                                              2002     2001               2002       2001
                                            -------   ------            -------      ------

Net income                                  $  258   $  123              $1,670      $ 375

Other comprehensive income (loss):
  Foreign currency translation adjustment     (60)      644                 842       (643)
                                            --------  ------            -------      ------

Net comprehensive income (loss)             $ 198    $  767              $2,512      $(268)
                                            ======   =======             =======     ======




See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. Interim results may not be indicative of the results that may be expected for the year.

Note  2  -  Investment  in  DGI:

In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company until June 14, 2001 at which time BankInvest, an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, as required by accounting principles generally accepted in the United States of America, the Company no longer exercises control and ceased consolidating the operations of DGI but reports its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. During the period from June 14, 2001 to December 31, 2001, the carrying value of the Company's investment in DGI was reduced to zero through the application of the equity method. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligation to fund the DGI operations. At December 31, 2001 and September 30, 2002, the Company's investment in DGI is zero. Accordingly, no losses have been recorded in 2002.

On September 27, 2002, the Company and BankInvest, DGI's two major shareholders, provided DGI with a bridge loan in order to sustain its operations until DGI's anticipated closing of a financing transaction with an investment group, which DGI management has informed the Company that it expects to be consummated before December 31, 2002. The Company made the loan solely as a means of allowing DGI more time to complete its financing. The Company had no obligation to make this loan and has no obligation to provide any future financing or support to DGI. However, should the anticipated round of financing be consummated, the Company expects to receive shares in DGI in lieu of future rent payments. As compensation for making the loans, the Company and BankInvest will each receiveSeries B Convertible Preferred shares in DGI in proportion to their respective share of the loan. Consequently, the Company's ownership interest in DGI at September 30, 2002 was reduced from 47.0% to 41.3%. The $150,000 portion advanced to DGI by the Company has been expensed as a charge to equity in operations of DGI due to the uncertainty surrounding DGI's ability to consummate the equity financing and the resulting uncertainty as to the ability of DGI to repay the loan, absent the procurement of financing. Under the terms of the loan agreement, should the financing be consummated, the Company will be repaid in full from the proceeds. Such repayment would then be recorded as income from equity in operations of DGI in the Company's consolidated statement of operations. In the event DGI is unable to obtain additional financing, the Company may be required to fund up to $152,000 related to DGI equipment leases guaranteed by the Company when DGI was majority-owned.

Note  3  -  Segment  information:

Effective June 14, 2001, as a result of the Company's reduction in ownership in DGI to below 50%, the Company ceased consolidating the operations of DGI and, accordingly, has only one segment (Laboratory Research Equipment). Segment Information as of and for the three and nine months ended September 30, 2001 is as follows: (in thousands)


                                                 Three Months Ended              Nine Months Ended
                                                    September 30                    September 30
                                                ---------------------            --------------------

                                             Laboratory   Drug                 Laboratory   Drug
                                             Research     Lead       Total     Research     Lead       Total
                                             Equipment    Discovery  Segments  Equipment    Discovery  Segments
                                            -----------  ----------  --------  -----------  ---------  ----------
2001

  Net sales                                  $ 13,542     $  -     $ 13,542    $ 42,641     $  400   $43,041
  Percentage of sales                             100%       -          100%         99.1%       .9%     100%
  Income (loss) from operations                   714        -          714       2,351       (912)    1,439
  Total assets (1)                             41,411        -       41,411      41,411          -    41,411
  Capital expenditures                            160        -          160         518          -       518
  Depreciation and amortization (1)               313        -          313         980          -       980


(1)     As  described in Note 2, the Company's interest in DGI was reduced to 47% (41.3% as of September 30, 2002) as of  June  14,  2001 and subsequent to that date, is reported using the equity method of accounting.  Fixed assets and depreciation  related  to  the Drug Lead Discovery segment were not allocated to the segment as the assets were owned directly  by  New  Brunswick  Scientific  Co.,  Inc.  and were included in the Laboratory Research Equipment segment.
However,  rental  expense  in  lieu of depreciation expense is charged to the Drug Lead Discovery segment through the transaction  date  June  14,  2001  (see  Note  2),  which  is  comprised  of  DGI  BioTechnologies,  Inc.




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


                      Three Months Ended  Nine Months Ended
                      September 30,       September 30,
                      ------------------  -----------------
                                    2002               2001  2002  2001
                      ------------------  -----------------  ----  ----
Dilutive effect                      119                 42   215    22
Antidilutive options                   -                388     -   388

Note  5  -  Long-term  debt  and  credit  agreement:

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 125 basis points or libor plus 125 basis points, at the discretion of the Company. At September 30, 2002, the bank's prime rate was 4.75% and libor was 1.79%. The Company is in compliance with its covenants pursuant to the Bank Agreement at September 30, 2002.

At September 30, 2002, $4,933,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $278,000 was being utilized for letters of credit and $52,000 for foreign exchange transactions. The following amounts were available at September 30, 2002 under the Bank Agreement: $4,722,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,567,000 for acquisitions and $9,948,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At September 30, 2002 the balance of the notes was $392,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest at 5.50% and 5.45% respectively, per annum. At September 30, 2002, an aggregate of $302,000 was outstanding on both mortgages.

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

The Company has adopted the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 pertains to the laboratory research equipment segment and has been amortized through December 31, 2001. Effective January 1, 2002, as part of the adoption of SFAS 142 the Company is no longer amortizing goodwill. SFAS 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. The Company has determined that there is no impairment to its goodwill balance of $4,585,000 as of January 1, 2002 and the Company will test for impairment at December 31 each year. Amortization expense related to goodwill was $46,000 and $137,000 for the three and nine months ended September 30, 2001, respectively.

The following as adjusted amounts exclude the effects of amortization of goodwill recognized in prior periods: (in thousands, except per share amounts)


                                 Three Months Ended   Nine Months Ended
                                 September 30         September 30
                                 -------------------  ------------------
                                                2002                2001     2002   2001
                                 -------------------  ------------------  -------  -----

Reported net income              $               258  $              123  $ 1,670  $ 375
Addback:  goodwill amortization                    -                  46        -    137
                                 -------------------  ------------------  -------  -----
Adjusted net income              $               258  $              169  $ 1,670  $ 512
                                 ===================  ==================  =======  =====

Basic income per share:
  Reported net income            $               .03  $              .02  $   .22  $ .05
  Goodwill amortization                            -                   -        -    .02
                                 -------------------  ------------------  -------  -----
Adjusted net income              $               .03  $              .02  $   .22  $ .07
                                 ===================  ==================  =======  =====

Diluted income per share:
  Reported net income            $               .03  $              .02  $   .21  $ .05
  Goodwill amortization                            -                   -        -    .02
                                 -------------------  ------------------  -------  -----
Adjusted net income              $               .03  $              .02  $   .21  $ .07
                                 ===================  ==================  =======  =====




Note  7  -  Stock  dividend:

On February 12, 2002 and April 2, 2001, respectively, the Company declared 10% stock dividends. The February 12, 2002 stock dividend was paid on May 15, 2002 to shareholders of record as of April 15, 2002. All share and per share amounts for the three and nine month periods ended September 30, 2001, have been restated to reflect such dividend.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three and nine month periods ended September 30, 2002 which should be read in conjunction with the Company's December 31, 2001 financial statements.


                              Results of Operations
                              ---------------------

Quarter  Ended  September  30,  2002  vs.  Quarter  Ended  September  30,  2001
-------------------------------------------------------------------------------
For the quarter ended September 30, 2002, the Company had net income of $258,000 or $.03 per diluted share on net sales of $13,057,000 compared with net income of $123,000 or $.02 per diluted share on net sales of $13,542,000 for the third quarter of 2001.

Net sales decreased $485,000 from $13,542,000 to $13,057,000 for the quarter ended September 30, 2002 as compared to the corresponding quarter of the prior year. Net sales for the third quarter of 2001 included $1,242,000 from fully custom-engineered bioprocess equipment (orders received prior to June 29, 2001), a product line for which the Company ceased accepting orders effective June 29, 2001. If the sales related to custom engineered equipment are excluded from the 2001 results, net sales of core products increased 6.2%. Net sales for the 2002 quarter benefited from increased shipments of ultra low temperature freezers and shakers, some of which were the result of manufacturing improvements which have increased the Company's capacity to fulfill orders in a shorter period of time.

Sales of the Company's equipment to foreign companies, institutions and governments may be affected by United States export control regulations. The Company believes that as a result of the September 11, 2001 terrorist attacks, these regulations are going to be made more restrictive. The impact of these anticipated regulations cannot be determined at this time.

Gross profit for the 2002 quarter of $5,559,000 is up 10.3% from the $5,042,000 reported in the third quarter of 2001 due primarily to a more profitable product mix in 2002 including the absense of low margin custom equipment. Consolidated gross margins increased to 42.6% for the 2002 quarter from 37.2% for the third quarter of 2001. The margin increase is primarily attributable to a larger percentage of the Company's sales coming from the U.S. domestic market, which has traditionally provided higher margins than foreign sales and from improvements in manufacturing efficiencies.

Selling, general and administrative expenses increased 8.1% to $4,028,000 in 2002 compared with $3,727,000 in the 2001 quarter primarily as a result of additions to the Company's field sales force, higher computer software and legal expenses as well as normal salary, wage, benefits and other cost increases.

Research, development and engineering expenses increased 32.3% to $795,000 in 2002 from $601,000 in the 2001 quarter due primarily to normal increases and expenditures related to the Company's product development program including the cost of prototypes and consultants.

Interest income increased to $15,000 in the 2002 quarter from $12,000 in the prior year quarter due to higher average invested cash, albeit at lower interest rates.

Interest expense decreased to $115,000 in the 2002 quarter from $141,000 in 2001 due primarily to lower average interest rates than in 2001 as well as to lower average outstanding bank debt.

Income tax expense for the three months ended September 30, 2002 was $220,000, an effective rate of 35% and compares with income tax expense of $30,000 in 2001, an effective rate of 5.4%. The increase in the effective tax rate in 2002 is due to the Company no longer having the benefit of DGI's losses and, additionally, the Company has utilized most of its tax carry-forward losses. Consequently, the Company is now subject to more traditional tax rates. In 2001 the Company provided no tax on its U.S. operations since losses associated with DGI offset otherwise taxable income.

Equity in operations of DGI was a loss of $150,000 in 2002 compared with a loss of $403,000 for the third quarter of 2001, which in 2001 represented the Company's equity in DGI's losses. The $150,000 charge in 2002 is related to a loan made by the Company on September 27, 2002 as further described below under "Other Matters".


Nine  Months  Ended  September 30, 2002 vs. Nine Months Ended September 30, 2001
--------------------------------------------------------------------------------
For the nine months ended September 30, 2002, the Company had net income of $1,670,000 or $.21 per diluted share on net sales of $42,433,000 compared with net income of $375,000 or $.05 per diluted share on net sales of $43,041,000 for the first nine months of 2001.

For the nine months ended September 30, 2002 net sales decreased $608,000 compared with the comparable 2001 period. Net sales for the 2001 nine months included $4,901,000 from fully custom-engineered bioprocess equipment (orders received prior to June 29, 2001), a product line for which the Company ceased accepting orders effective June 29, 2001. In addition, the 2001 period included $400,000 of revenues from DGI BioTechnologies, Inc. whose operations, as a result of having received an infusion of funds from an institutional investor on June 14, 2001, are no longer consolidated with those of the Company after that date. If the sales related to custom engineered equipment and DGI are excluded from the 2001 results, net sales of core products increased 12.4%. Net sales for the 2002 period benefitted from increased shipments of shakers, ultra low temperature freezers, cell culture products and fermentors.

Sales of the Company's equipment to foreign companies, institutions and governments may be affected by United States export control regulations. The Company believes that as a result of the September 11, 2001 terrorist attacks, these regulations are going to be made more restrictive. The impact of these anticipated regulations cannot be determined at this time.

Gross profit for the 2002 period of $17,676,000 increased 4.2% from $16,956,000 reported for the first nine months of 2001. Consolidated gross margins increased to 41.7% for the 2002 period from 39.4% for the first nine months of 2001 due primarily to a more profitable product mix in 2002 from the absence of low margin custom equipment, a larger percentage of the Company's sales being generated in the U.S. which has traditionally yielded higher margins and from imrovement in manufacturing efficiencies.

Selling, general and administrative expenses increased to $12,446,000 in the 2002 period compared with $11,896,000 in the 2001 period primarily as a result of normal salary, wage, benefits and other increases.

Research, development and engineering expenses increased in 2002 to $2,117,000 from $2,049,000 in 2001 due to normal increases and expenditures related to the Company's product development program partially offset by the reduction in staff related to the fully custom-engineered bioprocess equipment business.

DGI research expenses amounted to zero in 2002 compared with $1,312,000 in 2001 since DGI's operations are no longer being consolidated with those of the Company effective June 14, 2001 as the Company's ownership interest was reduced to 47% at that time (41.3% at September 30, 2002) and the balance sheet carrying value of its investment in DGI is zero.

No non-recurring severance costs were incurred in 2002 compared with $260,000 of such costs in 2001 which were related to the Company's decision to stop accepting orders for fully custom-engineered bioprocess equipment effective June 29, 2001.

Interest income decreased 28.9% to $32,000 in 2002 from $45,000 in 2001 due to lower average interest rates partially offset by higher average invested cash.

Interest expense decreased 19.7% to $351,000 in 2002 from $437,000 in 2001 due to lower average interest rates in 2002 as well as lower average outstanding bank debt.

Income tax expense for the nine months ended September 30, 2002 was $980,000, an effective rate of 35% and compares with income tax expense of $103,000 in 2001, an effective rate of 10.6%. The increase in the effective tax rate in 2002 is due to the Company no longer having the benefit of DGI's losses and additionally, the Company has utilized most of its tax carry-forward losses. Consequently, the Company is now subject to more traditional tax rates. In 2001 the Company provided no tax on its U.S. operations since losses associated with DGI offset otherwise taxable income.

Equity in operations of DGI was $150,000 in 2002 compared with $493,000 for the first nine months of 2001, which, in 2001, represented the Company's equity in DGI's losses from June 14 through September 30, 2001. The $150,000 charge in 2002 is related to a loan made by the Company on September 27, 2002, as further described below under "Other Matters"



                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital increased to $26,436,000 at September 30, 2002 from $24,389,000 at December 31, 2001.

Accounts receivable decreased to $9,021,000 at September 30, 2002 from $12,811,000 at December 31, 2001 due to the lower level of net sales in the quarter ended September 30, 2002 compared with the quarter ended December 31, 2001 as well as improved collections.

Inventories decreased to $14,035,000 at September 30, 2002 from $15,168,000 at December 31, 2001. Raw materials and sub-assemblies decreased 15.6% and work-in-process decreased 31.4% while finished goods increased 12.8%. The decrease in raw materials and sub-assemblies is due to continuous improvements to the Company's planning, purchasing and manufacturing operations. The decrease in work-in-process was due primarily to the shipment of multiple, sterilizable-in-place, fermentation systems during the period. The increase in finished goods resulted primarily from increased inventories of freezers due to a buildup of freezers in Europe as a result of increased production relative to shipments during the 2002 period.

Prepaid expenses and other current assets increased to $1,057,000 at September 30, 2002 from $856,000 at December 31, 2001. The increase is primarily attributable to prepaid insurance and prepaid pension payments.

Other assets increased to $2,072,000 at September 30, 2002 from $1,628,000 at December 31, 2001. The increase is primarily attributable to deposits on capital equipment orders.

Net cash provided by operating activities was $4,568,000 in 2002 as compared with cash provided of $517,000 in 2001. The $4,568,000 cash provided by operating activities for the first nine months of 2002 was due to changes in operating assets and liabilities in the ordinary course of business, primarily
(i) net income of $1,670,000, (ii) tax benefit from the exercise of stock options of $303,000, (iii) a decrease in accounts receivable of $4,119,000 and
(iv) a decrease in inventories of $1,358,000 partially offset by (i) increase in prepaid expenses and other current assets of $217,000, (ii) an increase in other assets of $444,000, (iii) a decrease in accounts payable and accrued expenses of $1,864,000 and (iv) a decrease in advance payments from customers of $1,393,000.

Net cash used in investing activities amounted to $462,000 in 2002 as compared with $500,000 in 2001 and primarily represented expenditures for property, plant and equipment.

Net cash used in financing activities amounted to $424,000 in 2002 as compared with net cash used of $89,000 in 2001. Both periods reflect the repayment of long-term debt, including a repayment of $1,250,000 in the 2002 period to completely pay off the remaining balance under the Company's working capital line. The 2002 and the 2001 periods include $1,154,000 and $64,000, respectively, of proceeds resulting from the exercise of stock options under the Company's stock option plans and from the issuance of shares under the Company's stock purchase plan and the 2002 period includes a loan of $150,000 to DGI.

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 125 basis points or libor plus 125 basis points, at the discretion of the Company. At September 30, 2002, the bank's prime rate was 4.75% and libor was 1.79%. The Company is in compliance with its covenants pursuant to the Bank Agreement at September 30, 2002.

At September 30, 2002, $4,933,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $278,000 was being utilized for letters of credit and $52,000 for foreign exchange transactions. The following amounts were available at September 30, 2002 under the Bank Agreement: $4,722,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,567,000 for acquisitions and $9,948,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2004. At September 30, 2002 the balance of the notes was $392,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest at 5.50% and 5.45% respectively, per annum. At September 30, 2002, an aggregate of $302,000 was outstanding on both mortgages.

Contractual obligations and commitments principally include obligations associated with outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:



                           Payments Due by Period
                           ------------------------
                                     (In thousands)
Contractual Obligations:
              Within                            1-2     3-4  After 4
        Total                                1 Year  Years   Years     Years
-------------------------  ------------------------  ------  --------  ------
Long-term debt, notes and
 credit facility           $                  5,627  $  284  $    301  $  401  $4,641
Operating leases                              4,147     610       964     765   1,808
                           ------------------------  ------  --------  ------  ------
Total contractual
 cash obligations          $                  9,774  $  894  $  1,265  $1,166  $6,449
                           ========================  ======  ========  ======  ======



DGI BioTechnologies, Inc. expects to require additional financing or other alternative source of funds this year to support its continuing operations (see
Note  2).

Management believes that the resources available to the Company, including current cash and cash equivalents, working capital, cash to be generated from operations and its line of credit which matures May 31, 2005, will satisfy its expected working capital needs and capital expenditures for the near and intermediate term.

                        Recent Accounting Pronouncements
                        --------------------------------

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

                                  Other Matters
                                 --------------

On September 27, 2002, the Company and BankInvest, DGI's two major shareholders, provided DGI with a bridge loan in order to sustain its operations until DGI's anticipated closing of a financing transaction with an investment group, which DGI management has informed the Company that it expects to be consummated before December 31, 2002. The Company made the loan solely as a means of allowing DGI more time to complete its financing. The Company had no obligation to make this loan and has no obligation to provide any future financing or support to DGI. However, should the anticipated round of financing be consummated, the Company expects to receive shares in DGI in lieu of future rent payments. As compensation for making the loans, the Company and BankInvest will each receiveSeries B Convertible Preferred shares in DGI in proportion to their respective share of the loan. Consequently, the Company's ownership interest in DGI at September 30, 2002 was reduced from 47.0% to 41.3%. The $150,000 portion advanced to DGI by the Company has been expensed as a charge to equity in operations of DGI due to the uncertainty surrounding DGI's ability to consummate the equity financing and the resulting uncertainty as to the ability of DGI to repay the loan, absent the procurement of financing. Under the terms of the loan agreement, should the financing be consummated, the Company will be repaid in full from the proceeds. Such repayment would then be recorded as income from equity in operations of DGI in the Company's consolidated statement of operations. In the event DGI is unable to obtain additional financing, the Company may be required to fund up to $152,000 related to DGI equipment leases guaranteed by the Company when DGI was majority-owned.



                          Critical Accounting Policies
                          ----------------------------

No changes have been made in the Company's critical accounting policies during the nine months ended September 30, 2002.

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

Item  4.  Controls  and  Procedures
-----------------------------------

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.

Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     November  11,  2002               /s/  David  Freedman
                                            --------------------
                                            David  Freedman
                                            Chairman  and
                                            Chief  Executive  Officer




Date:     November  11,  2002               /s/  Samuel  Eichenbaum
                                            -----------------------
                                            Samuel  Eichenbaum
                                            Vice  President,  Finance  and
                                            Chief  Financial  Officer
                                            (Principal  Accounting  Officer)

                                 CERTIFICATIONS
                                 --------------


     I, David Freedman, hereby certify that the periodic report being filled herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d)) and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of New Brunswick Scientific Co., Inc. for the period covered by said periodic report.

November  11,  2002                    /s/  David  Freedman
                                       --------------------
                                       Name:  David  Freedman
                                       Chairman  and
                                       Chief  Executive  Officer



     I, Samuel Eichenbaum, hereby certify that the periodic report being filled herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d)) and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of New Brunswick Scientific Co., Inc. for the period covered by said periodic report.

November  11,  2002                    /s/  Samuel  Eichenbaum
                                       -----------------------
                                       Name:  Samuel  Eichenbaum
                                       Vice  President,  Finance  and
                                       Chief  Financial  Officer

------
                                  CERTIFICATION
I,  Samuel  Eichenbaum,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of New Brunswick Scientific Co., Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  11,  2002                    /s/  Samuel  Eichenbaum
                                              -----------------------
                                              Vice  President,  Finance  and
                                              Chief  Financial  Officer

I,  David  Freedman,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of New Brunswick Scientific Co., Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  11,  2002                    /s/  David  Freedman
                                              --------------------
                                              Chairman  and
                                              Chief  Executive  Officer