Form 10-K
period 2002-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2003-03-20
CIK 71241

- 22 -

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002
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

(Indicate  by  checkmark  whether  the  registrant  is  an accelerated filer (as defined  in  Rule  12b-2  of  the  Act).Yes  _No  X
                                                  -

The aggregate market value of the voting stock held by non-affiliates of the registrant was $29,696,134 as of February 10, 2003. This figure was calculated by reference to the high and low prices of such stock on February 10, 2003.

The number of shares outstanding of the Registrant's Common stock as of February 10, 2003: 7,790,796.

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 2002, are incorporated in Part III herein. The EXHIBITS INDEX is on Page 55.

                                     ------
                                     PART I
                                     ------

ITEM  1.     BUSINESS
             --------

     New Brunswick Scientific Co., Inc. and its subsidiaries ("NBS" or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth, detection and storage of microorganisms. This equipment is used in medical, biological, chemical, and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, ultra-low temperature freezers, nutrient sterilizing and dispensing equipment, tissue culture apparatus and air samplers.

On June 29, 2001, the Company announced that it had ceased accepting orders for large fully custom-engineered bioprocess equipment which represented a small niche business for the Company. Net sales of custom engineered products for the year ended December 31, 2001 amounted to slightly more than $5 million, primarily from orders received in 2000. Net sales of custom engineered products were negligible during the year ended December 31, 2002. The Company continues to market its broad-based fermentor and bioreactor products as well as to offer special modifications to such equipment. The Company is developing a new family of sterilizable-in-place fermentors the first of which were introduced in late 2002 when both 500L and 300L models became available. 75L and 150L models are expected to be available during the first half of 2003.

NBS was incorporated in 1958 as the successor to a business founded in 1946 by David and Sigmund Freedman, its principal stockholders and two of its directors and executive officers. The Company owns its 243,000 square foot headquarters and primary production facility located on 17 acres of land in Edison, New Jersey.

     In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. ("DGI"), was majority-owned and fully funded by the Company until June 14, 2001 at which time BankInvest, an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, the Company no longer exercises control and as required by accounting principles generally accepted in the United States of America, ceased consolidating the operations of DGI and began reporting its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. During the period from June 14, 2001 to December 31, 2001, the carrying value of the Company's investment in DGI was reduced to zero through the application of the equity method. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligation or intent to fund the DGI operations. As of December 31, 2002 and 2001, the Company's investment in DGI is zero.

On September 27, 2002, the Company and BankInvest, DGI's two major shareholders, provided DGI with a bridge loan in order to sustain its operations until DGI's anticipated closing of a financing transaction with an investment group, which DGI management has informed the Company that it hopes to consummate during the first half of 2003, however, no assurance can be made as to the closing of this financing. The inability to close this financing or the realization of funds from another source could have a material adverse effect on DGI's ability to survive. The Company made the loan solely as a means of allowing DGI more time to complete its financing. The Company had no obligation to make this loan and has no obligation or intent to provide any future financing or support to DGI. As compensation for making the loans, the Company and BankInvest each received Series B Convertible Preferred shares in DGI in proportion to their respective share of the loan. Consequently, the Company's ownership interest in DGI at December 31, 2002 was reduced from 47.0% to 41.3%. The $150,000 portion advanced to DGI by the Company has been expensed as a charge to equity in operations of DGI due to the uncertainty surrounding DGI's ability to consummate the equity financing and the resulting uncertainty as to the ability of DGI to repay the loan, absent the procurement of financing. Under the terms of the loan agreement, should the financing be consummated, the Company will be repaid in full from the proceeds. Such repayment would then be recorded as income from equity in operations of DGI in the Company's consolidated statement of operations. In the event DGI is unable to obtain additional financing, the Company may be required to fund up to $134,000, related to DGI equipment leases guaranteed by the Company (which has been fully reserved by the Company).

The Company is a party to a two-year lease with DGI under which DGI occupies 8,800 square feet of office and specifically designed laboratory space at the Company's headquarters facility in Edison, New Jersey for a gross rental of $211,200 per year. Under the terms of the lease, DGI has the right to cancel upon providing the Company with 90 days notice. The lease was established at arm's length utilizing current market information. Should the anticipated round of financing, described above, be consummated, the Company expects to receive shares in DGI in lieu of future rent payments.

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

Biological Shakers.  Biological shakers perform a function similar to fermentors
------------------
and bioreactors, as they are also used in the process of propagating biological cultures. Under controlled conditions shakers agitate flasks containing biological cultures in a liquid media in which nutrients are dissolved. Nutrients are the source of energy needed for growth, while shaking furnishes the dissolved oxygen needed to permit life processes to take place within the microorganism. NBS Shakers are in worldwide use in biological laboratories for research, development, and in some cases, for production of various medical, biological and chemical products. In addition, shakers are widely used in microbiological and recombinant DNA research.

The Company manufactures an extensive line of biological shakers ranging in size from portable laboratory benchtop models to large multi-tier industrial machines. Some models of the Company's shakers are designed to agitate flasks under controlled environmental conditions of temperature, atmosphere and light. Each shaker incorporates a variable speed regulator and may be equipped to accommodate flasks of various sizes. To permit culture growth under constant and reproducible conditions, shakers manufactured by NBS are precision engineered and manufactured to agitate flasks uniformly and continuously over prolonged periods.

The Company manufactures three distinct lines of shakers. Its INNOVA line, which is its most sophisticated shaker, its C-Line which is intended primarily for sale through distributors and its I-Series which is manufactured exclusively for Fisher Scientific.

Ultra-Low  Temperature  Freezers.    Ultra-low  temperature ("ULT") freezers are
--------------------------------
utilized  in research, clinical and industrial applications.  They are primarily
--
used to store or conserve biological products that include specimens (cells, tissue) stock cultures (bacteria, viruses) and vaccines. ULT freezers have a temperature range of -50 degrees C to -86 degrees C and come in both upright and chest models of varying sizes.

The Company manufactures two distinct lines of ULT freeezers. Five models in its space saving line, which utilizes ultra-thin vacuum insulation panels for up to a 30% increase in storage capacity over traditionally insulated models in the same footprint. The four models in our standard line offer an economical alternative and make use of conventional urethane insulating techniques.

To maximize storage capacity, the Company's space saving Freezers utilize a highly efficient thermal insulation panel called NanogelTM to form ultra-thin vacuum insulation panels; the wall thickness has been reduced resulting in increased storage capacity. The optional RS-485 interface allows remote control and data-logging of all five models in the space saving range, which includes a "personal-sized" freezer for use on or under the bench, as well as two large upright and two chest-style units.

Nutrient Sterilizing and Dispensing Equipment.  The Company manufactures devices
---------------------------------------------
that automatically sterilize biological nutrients and then maintains those nutrients at the required temperature for subsequent use. As a complement to its nutrient sterilizers, NBS sells an apparatus which automatically fills culture dishes with sterile nutrient.

Tissue  Culture Apparatus.  The Company manufactures apparatus to rotate bottles
-------------------------
and test tubes slowly and constantly for the purpose of growing animal and plant cells as well as bacteria. Certain models of this apparatus may be placed into an incubator and equipped to regulate the speed of rotation. The Company also markets carbon dioxide incubators used in the propagation of tissue cultures. This apparatus has applications in vaccine production, cancer and heart disease research, and the commercial production of pharmaceuticals.

     Air Samplers.  The Company also manufactures air samplers which are used to
     ------------
detect the presence of spores and other microbial organisms in the environment. These instruments can sample large volumes in environments having limited contamination such as clean rooms, as well as sample smaller volumes in areas with larger amounts of viable organisms.

Other  Scientific  Products.  NBS  distributes  the  NucleoCounter , which is an
---------------------------
automated cell counting device for mammalian cells and a line of centrifuges for
----
separating  cells  from  fermentation  broth.

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

RESEARCH  AND  DEVELOPMENT
--------------------------

     Research and development expenditures, all of which are sponsored by the Company, amounted to $2,453,000 in 2002, $2,744,000 in 2001 and $3,981,000 in
2000. Research expenditures related to DGI included in these amounts were zero in 2002, $1,312,000 in 2001 and $3,480,000 in 2000. Twenty-Four (24) of the
Company's professional employees were engaged full time in research and development activities.

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

     NBS also sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions, and governments. The major portion of its foreign sales are made in Canada, Western Europe, the Middle East, China, Japan, India, Taiwan and Brazil. NBS also sells its products in the former Soviet Union, Eastern Europe, Africa, other Asian countries and Latin America. These sales may be substantially affected by changes in the capital investment policies of foreign governments, or by the availability of hard currency. These sales may also be affected by US export control regulations applicable to scientific equipment.

     Fisher Scientific is the exclusive U.S. distributor of the Company's C-Line and I-Series biological shakers. While Fisher is the exclusive U.S. distributor for these NBS Shakers, NBS markets and sells its INNOVA shakers and other products on a direct basis as well. Fisher also distributes a few selected
INNOVA models. Fisher Scientific is also the exclusive distributor for the Company's C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and in France.

For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 2002, see Note 10 of Notes to Consolidated Financial Statements. Export sales consist of all sales by the Company's domestic operations to customers located outside the United States. Hence, foreign sales include export sales.

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

Export sales are influenced by changes in the exchange rate of the dollar as those changes affect the cost of the Company's equipment to foreign purchasers. Certain countries, may not be able to make substantial capital purchases in dollars for economic or political reasons.

NBS maintains five European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited, in England, New Brunswick Scientific B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, New Brunswick Scientific NV/SA in Belgium and New Brunswick Scientific S.a.r.l. in France. NBS with three offices, also sells on a direct basis in China.

     At December 31, 2002, NBS had a backlog of unfilled orders of $6,668,000, compared with $10,381,000 at the end of 2001. NBS expects to satisfy all of its existing backlog during the coming year. Sluggishness in both the U.S. and foreign economies may result in a slower pace of orders for NBS equipment in 2003.

One multi-national distributor based in the United States accounted for approximately 18.9%, 14.2% and 14.9%, respectively, of consolidated net sales during the years ended December 31, 2002, 2001 and 2000. Net sales to no other customer exceeded 10% of consolidated net sales in any year.

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

The Company, having begun in 2001 to sell ultra-low temperature freezers in the U.S., has a relatively small market share there but believes it has a substantial market share for freezers in the European market where it has been selling freezers for over 20 years. The Company's main competitors in the sale of freezers are Revco, Forma and Sanyo.

NBS encounters substantial competition in the sale of most of its other equipment where its sales do not represent major market shares. Although the Company does not encounter substantial competition in the sale of its nutrient sterilizing and dispensing equipment in the U.S. market, substantial competition exists in foreign markets.

     EMPLOYEES
     ---------

     NBS employs approximately 405 people, including 232 people engaged in manufacturing and supervision, 31 in research, development and engineering, 112 in sales and marketing, and 30 in administrative and clerical capacities. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2003. The Company considers its labor relations to be good.

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

WEBSITE  ACCESS  TO  REPORTS
----------------------------

The Company makes its periodic and current reports available, free of charge on its website (www.nbsc.com) as soon as reasonably practicable after such material
             ------------
is  electronically  filed  with  the  Securities  and  Exchange  Commission.

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

The  Company's  wholly-owned  European subsidiaries lease facilities as follows:
New Brunswick Scientific (UK) Limited - 17,000 square feet, NBS Cryo-Research Limited - 24,664 square feet, NBS GmbH - 1,400 square feet and New Brunswick Scientific NV/SA - 3,000 square feet.

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




                                   HIGH    LOW
                                   ------  -----
  2001
     First Quarter                 $ 4.09  $3.13
     Second Quarter                  5.80   3.00
     Third Quarter                   4.95   3.80
     Fourth Quarter                  6.25   3.70
  2002
     First Quarter                 $10.00  $5.35
     Second Quarter                 10.62   5.81
     Third Quarter                   7.29   4.25
     Fourth Quarter                  8.25   4.85
  2003
     First Quarter                 $ 5.75  $4.85
      (through February 10, 2003)

(B) The number of holders, including beneficial owners, of NBS' Common stock as of February 10, 2003, is 1,767.
(C)     NBS  paid  10%  Common  stock  dividends  on  May  15,  2002  and  2001.

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




                                                       Year Ended December 31,
----------------------------------------
                                             2002     2001        2000      1999      1998
                                          -------  -------  -----------  --------  --------
                                               (In thousands, except per share amounts)

Net sales                                 $57,226  $60,294  $   49,864   $54,866   $46,968
Net income (loss) (a)                       2,584    2,211   (3,927)(b)   (1,148)     (156)
Basic income (loss) per share (c)             .34      .30        (.54)     (.16)     (.02)
Diluted income (loss) per share (c)           .33      .30        (.54)     (.16)     (.02)
Total assets (d)                           45,264   44,543      43,006    46,026    39,066
Long-term debt, net of current
 installments (d)                           5,213    6,751         694     7,347       239


(a)     Includes  pre-tax  charges  of  $260,000  in  2001  and $663,000 in 1999 related to non-recurring  severance  costs.
(b)     Includes  a  pre-tax  charge  of $950,000 related to the write-off of investment in
Organica,  Inc.
(c)     Adjusted  to  reflect  10%  stock  dividend  distributed  on  May  15,  2002.
(d)     At  year-end.

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

                              Results of Operations
                              ---------------------

2002  vs.  2001
---------------

          Sales of the Company's equipment to foreign companies, institutions and governments may be affected by United States export control regulations. The Company believes that as a result of the September 11, 2001 terrorist attacks, these regulations may be made more restrictive. The impact of these anticipated regulations cannot be determined at this time.

          For the year ended December 31, 2002, the Company generated net income of $2,584,000 or $.33 per diluted share on net sales of $57,226,000 compared with net income of $2,211,000 or $.30 per diluted share on net sales of $60,294,000 for the year ended December 31, 2001.

     The 5.1% decrease in net sales is due to the absence in 2002 of sales of fully custom-engineered bioprocess equipment, which amounted to $5,088,000 in 2001, for which the Company ceased accepting orders after June 29, 2001 and $400,000 of 2001 DGI revenues (which was not consolidated after June 14, 2001). Net sales on a comparable basis increased 4.4% during 2002 as a result of increased sales of cell culture equipment, shakers and ultra-low temperature freezers. Net sales in Europe declined during 2002, however shipments in the United States remained strong. Overall, net sales benefited from a large backlog of unfilled orders, which was reduced to $6,668,000 at the end of 2002 from $10,381,000 at December 31, 2001. The decline in the backlog was the result of improvements in manufacturing efficiencies allowing the Company to substantially reduce average lead times. While only a small percentage of the Company's sales are made directly to United States and foreign government departments and agencies, its business is significantly affected by government expenditures and grants for research to educational research institutions and to industry.

                        Gross profit for the year ended December 31, 2002 decreased to $23,881,000 from $24,029,000 for 2001. The small dollar decrease was despite the 5% sales decrease since gross margin increased to 41.7% from 39.9% in 2001 due primarily to the absence of lower margin sales of fully custom-engineered bioprocess equipment as noted above, as well as a larger percentage of the Company's sales coming from the U.S. domestic market, which provides higher margins than foreign sales.

     Selling, general and administrative expenses and research, development and engineering expenses remained relatively flat during 2002 as normal yearly increases in costs were balanced by selective reductions in costs. Effective January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead they will be tested at least annually for impairment. Consequently, the Company ceased amortizing goodwill upon adoption. Amortization expense related to goodwill was $182,000 for the year ended December 31, 2001.

     DGI research expenses amounted to zero in 2002 compared with $1,312,000 in 2001 since DGI's operations are no longer consolidated with those of the Company effective June 14, 2001 as the Company's ownership interest was reduced to 47% at that time (41.3% at December 31, 2002).

     No non-recurring severance costs were incurred in 2002 compared with $260,000 of such costs in 2001, which were related to the Company's decision to stop accepting orders for fully custom-engineered bioprocess equipment effective June 29, 2001.

Interest income increased to $64,000 in 2002 from $56,000 in 2001 due to higher average invested cash, partially offset by lower interest rates.

Interest expense decreased to $460,000 in 2002 from $561,000 in 2001 as a result of the full repayment of the working capital portion of the Company's debt under its line of credit, lower balances on its acquisition and mortgage debt due to payments as well as to lower rates.
Other, net decreased in 2002 to an expense of $35,000 from an expense of $113,000 in 2001 due primarily to lower realized foreign exchange losses.

     Income tax expense increased to $1,491,000 in 2002, an effective rate of 35.3% from $145,000 in 2001, an effective rate of 5%. During 2002 the Company was subject to more normalized income tax rates whereas, as a result of carry-forward losses related primarily to DGI, income tax expense for 2001 represents tax provisions of the Company's European subsidiaries, partially offset by a U.S. tax benefit. The primary reason for the Company's effective tax rate of 5% for 2001 vs. the statutory tax rate of 34% was a reduction in the valuation allowance allocated to income tax expense.

     Equity in operations of DGI was $150,000 in 2002 compared with $527,000 in 2001. The 2001 amount represents the Company's equity in DGI's losses from June 14 through December 31, 2001. The $150,000 charge in 2002 is related to a loan made by the Company to DGI on September 27, 2002 as further described below under "Financial Condition".

     During 2002, the U.S. dollar weakened against the currencies of the European countries where the Company has subsidiary operations. The effect of balance sheet translation resulted in an unrealized currency translation gain of $1,126,000, which is reflected as a component of accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet.

2001  vs.  2000
---------------

     For the year ended December 31, 2001, the Company generated net income of $2,211,000 or $.30 per diluted share on net sales of $60,294,000 compared with a net loss of $3,927,000 or $.54 per diluted share on net sales of $49,864,000 for the year ended December 31, 2000.

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

As a result of carry-forward losses related primarily to DGI, income tax expense for 2001 represents tax provisions of the Company's European subsidiaries, partially offset by a U.S. tax benefit. The primary reason for the Company's effective tax rate of 5% for 2001 vs. the statutory tax rate of 34% was a reduction in the valuation allowance allocated to income tax expense. Equity in operations of DGI resulted in a charge of $527,000 in 2001 and relates to the Company's 47% equity interest in DGI. The Company is not required to, and will not record losses in the future from DGI's operations since it has no further obligation or intent to fund the DGI operations and the carrying value of its investment had been reduced to zero at December 31, 2001.

The following table reconciles income before income taxes on an as reported basis to non-GAAP pro-forma income before income taxes before the effects of DGI, non-recurring severance costs in 2001 and write-off of investment in 2000.

Such non-GAAP pro-forma amounts are not intended to be a measurement in accordance with generally accepted accounting principles (in thousands):


                                                          Year Ended December 31,
                                            ------------------------------------

                                                                2001        2000
                                            -------------------------  ----------
Income (loss) before income tax expense
 (benefit) and equity in operations of DGI
 as reported                                $                  2,883   $  (3,975)
  Add:  DGI research and other expenses                        1,312       3,480
            Non-recurring severance costs                        260           -
            Write-off of investment                                -         950
  Less:  DGI revenues                                           (400)       (420)
                                            -------------------------  ----------

                                            $                  4,055   $      35
                                            =========================  ==========

During 2001, the U.S. dollar strengthened against the currencies of the European countries where the Company has subsidiary operations. The effect of balance sheet translation resulted in an unrealized currency translation loss of $825,000, which is reflected as a component of accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet.


                               Financial Condition
                               -------------------

     Liquidity  and  Capital  Resources
     ----------------------------------

     Working capital increased to $26,671,000 at December 31, 2002 from $24,389,000 at December 31, 2001 and cash and cash equivalents increased to $9,718,000 from $3,794,000 at December 31, 2001. Accounts receivable decreased to $9,991,000 at December 31, 2002 from $12,811,000 at December 31, 2001 due primarily to a 14.3% decrease in net sales in the fourth quarter of 2002 compared with the fourth quarter of 2001, which was an exceptionally strong quarter for the Company. Inventories decreased to $12,096,000 at December 31, 2002 from $15,168,000 at December 31, 2001 primarily as a result of reductions in raw materials and work-in-process inventories due to improvements in sourcing of materials and in manufacturing efficiencies and procedures. Excess of cost over net assets acquired increased to $4,707,000 at December 31, 2001 from $4,256,000 at December 31, 2001 as a result of the strengthening of the pound sterling vs. the dollar during 2002 since the goodwill is denominated in pounds. Accounts payable and accrued expenses decreased to $6,489,000 at December 31, 2002 from $9,136,000 at December 31, 2001 primarily as a result of a decrease in trade payables, and advance payments from customers. Long-term debt, net of current installments decreased to $5,213,000 at December 31, 2002 from $6,751,000 at December 31, 2001 as a result of the payments of fixed debt and the repayment of the working capital portion of the Company's bank debt down to zero during the year. Other liabilities increased to $2,547,000 at December 31, 2002 from $2,094,000 at December 31, 2001 as a result of an increase in pension liabilities.

     At December 31, 2002 NBS had a backlog of unfilled orders of $6,668,000 all of which it expects to satisfy in the coming year. Sluggishness in both the U.S. and foreign economies may result in a slower pace of orders for NBS equipment in 2003.

     On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component, which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 125 basis points or libor plus 125 basis points, at the discretion of the Company. At December 31, 2002, the bank's prime rate was 4.25% and libor was 1.4175%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at December 31, 2002.

At December 31, 2002, $4,874,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $276,000 was being utilized for letters of credit and $54,000 for foreign exchange transactions. The following amounts were available at December 31, 2002 under the Bank Agreement: $4,724,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,626,000 for acquisitions and $9,946,000 under the foreign exchange facility.

     In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of the DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2003. At December 31, 2002 the balance due on the notes was $403,000.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest at 5.50% and 5.45%, respectively, per annum. At December 31, 2002, an aggregate of $309,000 was outstanding on both mortgages.

The Company's contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:




                           Payments Due by Period
                           ------------------------
                                     (In thousands)
                           ------------------------
Contractual obligations:
    Within 1                                    1-2     3-4  After 4
  Total                    Year                      Years   Years     Years
-------------------------  ------------------------  ------  --------  ------
Long-term debt, notes and
  credit facility          $                  5,586  $  373  $    805  $4,334  $   74
Operating leases                              4,149     852     1,241     790   1,266
                           ------------------------  ------  --------  ------  ------
Total contractual
  cash obligations         $                  9,735  $1,225  $  2,046  $5,124  $1,340
                           ========================  ======  ========  ======  ======


     Drug-Lead  Discovery  Business
     ------------------------------

     In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. (DGI), was majority-owned and fully funded by the Company until June 14, 2001 at which time BankInvest, an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, the Company no longer exercises control and as required by accounting principles generally accepted in the United States of America, ceased consolidating the operations of DGI and began reporting its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. During the period from June 14, 2001 to December 31, 2001, the carrying value of the Company's investment in DGI was reduced to zero through the application of the equity method. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligation or intent to fund the DGI operations. As of December 31, 2002 and 2001, the Company's investment in DGI is zero.

On September 27, 2002, the Company and BankInvest, DGI's two major shareholders, provided DGI with a bridge loan in order to sustain its operations until DGI's anticipated closing of a financing transaction with an investment group, which DGI management has informed the Company that it hopes to consummate during the first half of 2003, however, no assurance can be made as to the closing of this financing. The inability to close this financing or the realization of funds from another source could have a material adverse effect on DGI's ability to survive. The Company made the loan solely as a means of allowing DGI more time to complete its financing. The Company had no obligation to make this loan and has no obligation or intent to provide any future financing or support to DGI. As compensation for making the loans, the Company and BankInvest each received

Series B Convertible Preferred shares in DGI in proportion to their respective share of the loan. Consequently, the Company's ownership interest in DGI at December 31, 2002 was reduced from 47.0% to 41.3%. The $150,000 portion advanced to DGI by the Company has been expensed as a charge to equity in operations of DGI due to the uncertainty surrounding DGI's ability to consummate the equity financing and the resulting uncertainty as to the ability of DGI to repay the loan, absent the procurement of financing. Under the terms of the loan agreement, should the financing be consummated, the Company will be repaid in full from the proceeds. Such repayment would then be recorded as income from equity in operations of DGI in the Company's consolidated statement of operations. In the event DGI is unable to obtain additional financing, the Company may be required to fund up to $134,000, related to DGI equipment leases guaranteed by the Company (which has been fully reserved by the Company).

The Company is a party to a two-year lease with DGI under which DGI occupies 8,800 square feet of office and specifically designed laboratory space at the Company's headquarters facility in Edison, New Jersey for a gross rental of $211,200 per year. Under the terms of the lease, DGI has the right to cancel upon providing the Company with 90 days notice. The lease was established at arm's length utilizing current market information. Should the anticipated round of financing, described above, be consummated, the Company expects to receive shares in DGI in lieu of future rent payments.

          Cash  Flows  from  Operating  Activities
          ----------------------------------------

     Net cash provided by operating activities was $7,417,000 in 2002 compared with $3,180,000 in 2001. Net cash provided by operating activities in 2002 was composed of net income of $2,584,000 adjusted for depreciation and amortization and equity in operations of DGI, which are non-cash items aggregating $1,215,000 and net cash provided by changes in operating assets and liabilities of $3,618,000 which are primarily attributable to a decrease of $3,260,000 in accounts receivable due to the lower level of fourth quarter 2002 shipments compared with the fourth quarter of 2001, a decrease in inventories of $3,373,000 due to improvements in sourcing of materials and in manufacturing efficiencies and procedures and a decrease in other assets of $478,000, partially offset by a decrease in accounts payable and accrued expenses of $1,222,000 and a decrease of $1,558,000 in advance payments from customers related to the Company's decision to cease accepting orders for fully custom-engineered bioprocess equipment.

     Net cash provided by operating activities in 2001 of $3,180,000 was composed of net income of $2,211,000 adjusted for depreciation and amortization and equity in operations of DGI which are non-cash items aggregating $1,842,000 and net cash used for changes in operating assets and liabilities of $873,000 which are primarily attributable to an increase in accounts receivable due to the high level of shipments late in the year and a substantial reduction in other assets directly related to the reduction in the valuation allowance against the deferred tax asset due to the significant improvement in the Company's operating income, offset by a decrease in inventories partly attributable to the Company's decision to stop accepting orders for large fully custom-engineered bioprocess equipment.

     Cash  Flows  from  Investing  Activities
     ----------------------------------------

     Net cash used in investing activities amounted to $1,365,000 in 2002 compared with $700,000 in 2001. Both years included expenditures for property, plant and equipment and increases in insurance cash surrender value.

     Cash  Flows  from  Financing  Activities
     ----------------------------------------

                        Net cash used in financing activities amounted to $366,000 in 2002 compared with net cash used of $1,101,000 in 2001. Both years reflect the scheduled repayment of long-term debt (2002-$248,000; 2001-$222,000), repayments under the working capital portion of the Company's revolving credit facility (2002-$1,250,000; 2001-$1,000,000), proceeds under stock option and purchase plans (2002-$1,270,000; 2001-$116,000) and proceeds from notes receivable related to exercised stock options (2002-$12,000; 2001-$5,000).

     Management believes that the resources available to the Company, including current cash and cash equivalents, cash generated from operations and its line of credit which matures May 31, 2005, will satisfy its expected working capital needs and capital expenditures for the near and intermediate term.

     Related  Party  Transactions
     ----------------------------

     David Freedman, Chairman of the Board of the Company, is the owner of Bio-Instrument Ltd., a foreign firm that acts as an agent for sales of the Company's products to customers in Israel, and earns commissions on those sales. During 2002, 2001 and 2000, this firm earned commissions in the amounts of $248,033, $212,128 and $204,357, respectively, on purchases by customers in Israel of the Company's products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives.

     Carol Freedman, the daughter of David Freedman, the niece of Sigmund Freedman and the sister of Kenneth Freedman, has been employed by the Company in various capacities since 1979. Ms. Freedman is currently Customer Service Manager and also is an Assistant Treasurer of the Company. Her compensation for 2002 was $63,162; she also received options to purchase 1,100 shares of the Company's Common stock in 2002, under the Company's 2001 Stock Option Plan for Officers and Key Employees.

          Critical  Accounting  Policies
          ------------------------------

          The Securities and Exchange Commission has issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

          Management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

          The significant accounting policies are described in Note 1 of the notes to consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following policies to be critical within the SEC definition.

          Inventories
          -----------

          Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on managements' review of inventories on hand compared to estimated future usage and sales. Cost includes material, labor and manufacturing overhead.

          Long-Lived  Assets
          ------------------

          Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.

          Goodwill, which is not subject to amortization is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the Company exceeds its fair value.
          Deferred  Income  Taxes
          -----------------------

          A portion of the deferred tax assets, which have been recorded by the Company, represent net operating loss carry-forwards. A valuation allowance has been recorded for certain capital losses and other deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

          Accounts  Receivable
          --------------------

          The Company estimates an allowance for doubtful accounts after considering the collectibility of balances due, the credit worthiness of the customer and its current level of business with the customer. Actual results could differ from these estimates.

     Recently  Issued  Accounting  Standards  Not  Yet  Adopted
     ----------------------------------------------------------

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

          Quantitative  and  Qualitative  Disclosures  About  Market  Risk
          ----------------------------------------------------------------

     In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to make capital expenditures, potential acquisitions, and invest in cash equivalents and marketable debt securities. Cash equivalents and other marketable investments are carried at fair value on the consolidated balance sheets. At times, management might employ specific strategies, such as the use of derivative instruments or hedging to manage foreign currency or other exposures. Further, the Company does not expect its market risk exposures to change in the near term. At December 31, 2002, the outstanding borrowings of the Company consisted primarily of fixed rate long-term debt, which had a carrying value of $4,874,000 and a fair value of approximately $5,574,000. Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt, but do not impact the carrying value, earnings or cash flows. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change, however, the fair market value of the fixed rate long-term debt would decrease by approximately $170,000.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent  Auditors'  Report

Consolidated  Balance  Sheets  as  of  December  31,  2002  and  2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31,
   2002,  2001  and  2000

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002, which changes its accounting for goodwill and intangible assets.

/s/  KPMG  LLP

KPMG  LLP

Short  Hills,  New  Jersey
February  18,  2003




                NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                (In thousands, except share and per share amounts)


                                                                     2002       2001
                                                                 ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  9,718   $  3,794
  Accounts receivable, net of allowance for doubtful accounts,      9,991     12,811
     2002 - $467 and 2001 - $466
  Inventories                                                      12,096     15,168
  Deferred income taxes                                               962      1,162
  Prepaid expenses and other current assets                           766        856
                                                                 ---------  ---------
          Total current assets                                     33,533     33,791
                                                                 ---------  ---------

Property, plant and equipment, net                                  5,195      4,868
Excess of cost over net assets acquired less accumulated
    amortization of $386 in 2001                                    4,707      4,256
Other assets                                                        1,829      1,628
                                                                 ---------  ---------
                                                                 $ 45,264   $ 44,543
                                                                 =========  =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                         $    373   $    266
  Accounts payable and accrued expenses                             6,489      9,136
                                                                 ---------  ---------
          Total current liabilities                                 6,862      9,402
                                                                 ---------  ---------

Long-term debt, net of current installments                         5,213      6,751

Other liabilities                                                   2,547      2,094

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par; authorized 25,000,000 shares;
     issued and outstanding: 2002 - 7,790,796 shares;
     2001 - 6,761,892 shares                                          487        423
  Capital in excess of par                                         47,959     40,124
  Accumulated deficit                                             (13,756)   (10,014)
  Accumulated other comprehensive loss                             (4,003)    (4,180)
  Notes receivable from exercise of stock options                     (45)       (57)
                                                                 ---------  ---------
          Total shareholders' equity                               30,642     26,296
                                                                 ---------  ---------
                                                                 $ 45,264   $ 44,543
                                                                 =========  =========



See  notes  to  consolidated  financial  statements.




                  NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (In thousands, except  per share amounts)


                                                            2002         2001        2000
                                                      -----------  -----------  ----------

Net sales                                             $   57,226   $   60,294   $  49,864

Operating costs and expenses:
  Cost of sales                                           33,345       36,265      29,710
  Selling, general and administrative
   expenses                                               16,353       16,205      15,607
  Research, development and engineering
   expenses                                                2,872        2,751       3,423
  DGI research expenses                                        -        1,312       3,480
  Non-recurring severance costs                                -          260           -
                                                      -----------  -----------  ----------

Total operating costs and expenses                        52,570       56,793      52,220
                                                      -----------  -----------  ----------

Income (loss) from operations                              4,656        3,501      (2,356)
                                                      -----------  -----------  ----------

Other income (expense):
  Interest income                                             64           56          56
  Interest expense                                          (460)        (561)       (638)
  Other expense, net                                         (35)        (113)        (87)
  Write-off of investment                                      -            -        (950)
                                                      -----------  -----------  ----------

                                                            (431)        (618)     (1,619)
                                                      -----------  -----------  ----------
Income (loss) before income tax expense
 (benefit) and equity in operations of DGI                 4,225        2,883      (3,975)

Income tax expense (benefit)                               1,491          145         (48)
                                                      -----------  -----------  ----------
Income (loss) before equity in operations
 of DGI                                                    2,734        2,738      (3,927)

Equity in operations of DGI                                 (150)        (527)          -
                                                      -----------  -----------  ----------

Net income (loss)                                     $    2,584   $    2,211   $  (3,927)
                                                      ===========  ===========  ==========

Basic income (loss) per share                         $      .34   $      .30   $    (.54)
                                                      ===========  ===========  ==========

Diluted income (loss) per share                       $      .33   $      .30   $    (.54)
                                                      ===========  ===========  ==========

Basic weighted average number of shares
 outstanding                                               7,651        7,412       7,304
                                                      ===========  ===========  ==========
Diluted weighted average number of shares
 outstanding                                               7,837        7,449       7,304
                                                      ===========  ===========  ==========


See  notes  to  consolidated  financial  statements.



               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (In thousands, except share amounts)

                                                                                                               Notes
                                                                                                             Receivable
                                                                                                 Accumulated    From
                                                                  Capital                           Other     Exercise
                                            Common Stock         in Excess      Accumulated     Comprehensive Of Stock
                                       Shares         Amount       Of Par         Deficit          Loss        Options    Total
                                       -------------               -------------  ---------------  ----------  ---------  -------

Balance, January 1, 2000                  5,344,000   $      334   $     32,907   $       (2,107)  $  (1,032)  $   (332)  $29,770

Issue of shares under employee
  stock purchase plan                        27,545            2            117                                              119
Issue of shares under stock option
  plans                                     194,823           13            867                                              880
Payment on notes receivable from
  exercise of stock options                                                                                         270      270
10% stock dividend                          549,189           34          3,072           (3,106)                              -
Net loss                                                                                  (3,927)                         (3,927)
Other comprehensive loss
  adjustment                                                                                          (1,170)             (1,170)
                                       -------------  -----------  -------------  --------------  -----------  ---------  -------

Balance, December 31, 2000                6,115,557   $      383   $     36,963   $       (9,140)  $  (2,202)  $    (62)  $25,942
                                       -------------  -----------  -------------  ---------------  ----------  ---------  -------

Issue of shares under employee
  stock purchase plan                        34,939            2            114                                              116
Payment on notes receivable from
  exercise of stock options                                                                                           5        5
10% stock dividend                          611,396           38          3,047           (3,085)                              -
Net income                                                                                 2,211                           2,211
Other comprehensive loss
  adjustment                                                                                          (1,978)             (1,978)
                                       -------------  -----------   ------------   --------------  ----------  ---------  -------

Balance, December 31, 2001                6,761,892   $      423   $     40,124   $      (10,014)  $  (4,180)  $    (57)  $26,296
                                       -------------  -----------  -------------  ---------------  ----------  ---------  -------

Issue of shares under employee
  stock purchase plan                        36,895            2            170                                              172
Issue of shares under stock option
 plans                                      371,027           22          1,582                                            1,604
Tax benefits related to exercise of
  stock options                                                             303                                              303
Mature shares received as payment
  in lieu of cash for exercised stock
  options                                   (74,235)          (4)          (502)                                            (506)
Payment on notes receivable from
  exercise of stock options                                                                                         12        12
10% stock dividend                          695,217           44          6,282           (6,326)                              -
Net income                                                                                 2,584                           2,584
Other comprehensive loss
   adjustment                                                                                           177                   177
                                       -------------  -----------   ------------   --------------  ----------  ---------  -------

Balance, December 31, 2002                7,790,796   $      487   $     47,959   $      (13,756)  $  (4,003)  $    (45)  $30,642
                                       =============  ===========  =============  ===============  ==========  =========  =======


See  notes  to  consolidated  financial  statements.





                     NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                  (In thousands)


                                                             2002       2001       2000
                                                         ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                      $  2,584   $  2,211   $ (3,927)
  Adjustments to reconcile net income (loss)
    to net cash provided by  (used in)
    operating activities:
      Depreciation and amortization                         1,065      1,315      1,501
      Equity in operations of DGI                             150        527          -
      Write-off of investment                                   -          -        950
  Change in related balance sheet accounts,
    excluding effect of acquisition:
      Accounts and notes receivable                         3,260     (2,632)     2,985
      Inventories                                           3,373      1,326     (1,868)
      Prepaid expenses and other current assets              (163)      (622)      (324)
      Other assets                                            478       (274)       (85)
      Accounts payable and accrued expenses                (1,222)     1,370     (1,292)
      Advance payments from customers                      (1,558)      (336)     1,611
      Other liabilities                                      (550)       295       (304)
                                                         ---------  ---------  ---------
  Net cash provided by (used in) operating activities       7,417      3,180       (753)
                                                         ---------  ---------  ---------

Cash flows from investing activities:
  Additions to property, plant and equipment               (1,203)      (577)      (351)
  Sale of equipment                                             -         18          3
  Acquisition of DJM Cryo-Research Group,
     net of cash acquired                                       -          -       (352)
 Increase in insurance cash surrender value                  (162)      (141)      (132)
                                                         ---------  ---------  ---------
 Net cash used in  investing activities                    (1,365)      (700)      (832)
                                                         ---------  ---------  ---------

Cash flows from financing activities:
  Borrowings under long-term credit facility                    -          -      1,000
  Repayments of long-term debt                             (1,498)    (1,222)      (232)
  Proceeds from issue of shares under stock
    purchase and option plans                               1,270        116        999
  Loan to DGI                                                (150)         -          -
  Payments on  notes receivable related to exercised
    stock options                                              12          5        270
                                                         ---------  ---------  ---------
  Net cash (used in) provided by  financing activities       (366)    (1,101)     2,037
                                                         ---------  ---------  ---------

Net effect of exchange rate changes on cash                   238        (58)       (90)
                                                         ---------  ---------  ---------
Net increase  in cash and cash equivalents                  5,924      1,321        362
Cash and cash equivalents at beginning of year              3,794      2,473      2,111
                                                         ---------  ---------  ---------

Cash and cash equivalents at end of year                 $  9,718   $  3,794   $  2,473
                                                         =========  =========  =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                               $    497   $    551   $    647
  Income taxes                                              1,171        155        621



See  notes  to  consolidated  financial  statements.



               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                               (In thousands)

                                                           2002       2001      2000
                                                        --------  ---------  --------

Net income (loss)                                       $ 2,584   $  2,211   $(3,927)

Other comprehensive income (loss):
    Foreign currency translation adjustment               1,126       (825)     (827)

    Minimum pension liability adjustment                   (949)    (1,153)     (343)
                                                        --------  ---------  --------

Net comprehensive income (loss)                         $ 2,761   $    233   $(5,097)
                                                        ========  =========  ========


See  notes  to  consolidated  financial  statements.

1.     Nature  of  operations  and  summary  of significant accounting policies:

Nature  of  operations:

New Brunswick Scientific Co., Inc. and its subsidiaries ("NBS" or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth, detection and storage of microorganisms. This equipment is used in medical, biological, chemical, and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, ultra-low temperature freezers, nutrient sterilizing and dispensing equipment, tissue culture apparatus and air samplers.

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

     Inventories:

     Inventories are stated at the lower of cost (first in, first out or average) or market and have been reduced by an allowance for excess and obsolete inventories. Cost elements include material, labor and manufacturing overhead.

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

Goodwill:

In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS No. 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company has adopted the provisions of SFAS No. 141 for acquisitions initiated after June 30, 2001, and SFAS No. 142 effective January 1, 2002. In connection therewith, the Company determined that it has one reporting unit. Goodwill acquired in business combinations completed before July 1, 2001 has been amortized through December 31, 2001. Effective January 1, 2002, as part of the adoption of SFAS No. 142 the Company is no longer amortizing goodwill. SFAS No. 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS No. 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed an assessment to determine whether goodwill was impaired as of December 31, 2002 and January 1, 2002, the date of adoption and determined that there is no impairment to its goodwill balance at these dates. The Company will test for impairment at December 31 each year. Amortization expense related to goodwill was $182,000 and $195,000 for the years ended December 31, 2001 and 2000, respectively.

All of the Company's goodwill relates to a 1999 acquisition by one of the Company's United Kingdom subsidiaries. Unamortized goodwill at December 31,
2001 was $4,256,000. The only change in goodwill in 2002 was due to the translation adjustment.

The following table reconciles previously reported net income (loss) to net income (loss) adjusted as if the provisions of SFAS No. 142 were in effect in 2001 and 2000 (in thousands, except per share amounts):



                                               Year Ended December 31
                                   ---------------------------------
                                                      2001      2000
                                   -----------------------  ---------
Reported net income (loss)         $                 2,211  $ (3,927)
Addback:  goodwill amortization                        109       117
                                   -----------------------  ---------
Adjusted net income (loss)         $                 2,320  $ (3,810)
                                   =======================  =========

Basic income (loss) per share:
  Reported net income (loss)       $                   .30  $   (.54)
  Goodwill amortization                                .01       .02
                                   -----------------------  ---------
Adjusted net income (loss)         $                   .31  $   (.52)
                                   =======================  =========

Diluted income (loss) per share:
  Reported net income              $                   .30  $   (.54)
  Goodwill amortization                                .01       .02
                                   -----------------------  ---------
Adjusted net income (loss)         $                   .31  $   (.52)
                                   =======================  =========


Prior to the adoption of SFAS No. 142 goodwill was amortized on a straight-line basis over 25 years. The Company assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Research  and  development:

Research and development costs are expensed as incurred. Research and development expenditures, all of which are sponsored by the Company, amounted to $2,453,000 in 2002, $2,744,000 in 2001 and $3,981,000 in 2000. Research
expenditures related to DGI included in these amounts were zero in 2002, $1,312,000 in 2001 and $3,480,000 in 2000.

     Income  taxes:

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries. These earnings have been reinvested to meet future operating requirements and the Company has the ability to, and intends to continue such policy for the foreseeable future.

Income  (loss)  per  share:

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted income (loss) per share. Information related to dilutive and antidilutive stock options is as follows (in thousands):



                                  Year Ended December 31,
                                 ------------------------
                                         2002  2001  2000
                      -----------------------  ----  ----
Dilutive effect                           186    37     -
Antidilutive options                      126   337   162


A 10% stock dividend was distributed on May 15, 2002. The weighted average number of shares outstanding used in the computation of basic and diluted income
(loss)  per share for prior periods have been restated to reflect this dividend.

     Stock  option  plans:

At December 31, 2002, the Company has stock based employee compensation plans which are described more fully in Note 9. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net income
(loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net income (loss) and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:



                                                                           Year Ended December 31
                                                                          ------------------------
                                                                         2002       2001        2000
                                                      ------------------------  ---------  ----------
                                                             (In thousands, except per share amounts)

Net income (loss), as reported                        $                 2,584   $  2,211   $  (3,927)
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method,
  net of related tax effects                                             (424)      (446)       (385)
                                                      ------------------------  ---------  ----------

Pro forma net income (loss)                           $                 2,160   $  1,765   $  (4,312)
                                                      ========================  =========  ==========

Net income (loss) per share:
   Basic-as reported                                  $                   .34   $    .30   $    (.54)
                                                      ========================  =========  ==========

   Basic-pro forma                                    $                   .28   $    .24   $    (.59)
                                                      ========================  =========  ==========

   Diluted-as reported                                $                   .33   $    .30   $    (.54)
                                                      ========================  =========  ==========

    Diluted-pro forma                                 $                   .28   $    .24   $    (.59)
                                                      ========================  =========  ==========





The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                          2002     2001     2000
                                        -------  -------  -------

Expected life (years)                      5.2      5.7      7.4
Expected volatility                      63.67%   71.21%   68.30%

Expected dividend yield                      -        -        -
Risk-free interest rate                   4.34%    5.17%    5.39%

Weighed average fair value of options
   granted during the year              $ 3.09   $ 5.32   $ 3.42



     Financial  instruments:

     The carrying values of the Company's financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities included in the Company's Consolidated Balance Sheets approximated their fair values at December 31, 2002 and 2001. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data. The approximate fair value of long-term debt was $5,574,000 at December 31, 2002.

     Impairment  of  long-lived  assets and long-lived assets to be disposed of:

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.

Comprehensive  income  (loss):

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustment, and minimum pension liability adjustment and is presented in the consolidated statements of comprehensive income (loss). At December 31, 2002, accumulated comprehensive loss consists of $1,558,000 of cumulative foreign currency translation adjustment and $2,445,000 of additional minimum pension liability (net of tax of $517,000).

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

Derivative  instruments  and  hedging  activities:

The Company accounts for its derivative and hedging transactions in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The adoption did not have an effect on the Company's consolidated financial statements.

From time to time, the Company has entered into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency derivatives is to mitigate the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 2002 and 2001, the Company did not have any derivative instruments outstanding.

Supplemental  non-cash  investing  and  financing  activities:

During 2002, the Company had an exchange of mature shares of common stock upon the exercise of stock options in the amount of $506,000. During 2001, the Company made a non-cash contribution of equipment to DGI in the amount of $429,000.

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

2.     Inventories  at  December  31  consist  of:



                                      2002     2001
                                   -------  -------
                                     (In thousands)

Raw materials and sub-assemblies   $ 4,514  $ 6,704
Work-in-process                      1,705    2,647
Finished goods                       5,877    5,817
                                   -------  -------

                                   $12,096  $15,168
                                   =======  =======


3.     Property,  plant  and  equipment  at  December  31  consists  of:


                                     2002      2001
                                ---------  --------
                                   (In thousands)

Land                            $     800  $    800
Buildings and improvements          4,440     4,294
Machinery and equipment            14,154    12,753
                                ---------  --------
                                   19,394    17,847
Less accumulated depreciation      14,199    12,979
                                ---------  --------

                                $   5,195  $  4,868
                                =========  ========


4.          Investments:


     In October 1995, the Company entered the drug-lead discovery business by forming a new company to develop a novel, small molecule drug discovery platform. The company, DGI BioTechnologies, Inc. ("DGI"), was majority-owned and fully funded by the Company until June 14, 2001 at which time BankInvest, an institutional investor invested $5,000,000 in DGI in exchange for Series B voting convertible preferred stock of DGI. The Series B convertible preferred stock of DGI has certain dividend, liquidation and other rights senior to the Series A preferred stock of DGI held by the Company. This transaction reduced the Company's ownership interest in DGI to 47%. Accordingly, effective June 14, 2001, the Company no longer exercises control and as required by accounting principles generally accepted in the United States of America, ceased consolidating the operations of DGI and began reporting its percentage of income or loss in DGI's operations on the equity method of accounting based upon its continued ability to exercise significant influence over DGI. During the period from June 14, 2001 to December 31, 2001, the carrying value of the Company's investment in DGI was reduced to zero through the application of the equity method. The Company is not required to, and has not recorded losses from its share of DGI's operations beyond the carrying value of its investment since it has no further obligation or intent to fund the DGI operations. As of December 31, 2002 and 2001, the Company's investment in DGI is zero.

     On September 27, 2002, the Company and BankInvest, DGI's two major shareholders, provided DGI with a bridge loan in order to sustain its operations until DGI's anticipated closing of a financing transaction with an investment group, which DGI management has informed the Company that it hopes to consummate during the first half of 2003, however, no assurance can be made as to the closing of this financing. The inability to close this financing or the realization of funds from another source could have a material adverse effect on DGI's ability to survive. The Company made the loan solely as a means of allowing DGI more time to complete its financing. The Company had no obligation to make this loan and has no obligation or intent to provide any future financing or support to DGI. As compensation for making the loans, the Company and BankInvest each received Series B Convertible Preferred shares in DGI in proportion to their respective share of the loan. Consequently, the Company's ownership interest in DGI at December 31, 2002 was reduced from 47.0% to 41.3%. The $150,000 portion advanced to DGI by the Company has been expensed as a charge to equity in operations of DGI due to the uncertainty surrounding DGI's ability to consummate the equity financing and the resulting uncertainty as to the ability of DGI to repay the loan, absent the procurement of financing. Under the terms of the loan agreement, should the financing be consummated, the Company will be repaid in full from the proceeds. Such repayment would then be recorded as income from equity in operations of DGI in the Company's consolidated statement of operations. In the event DGI is unable to obtain additional financing, the Company may be required to fund up to $134,000, related to DGI equipment leases guaranteed by the Company (which has been fully reserved by the Company).

     Through the third quarter of 2000, the Company had invested $950,000 (less than a twenty-percent voting interest) in Organica, Inc. (Organica) which was formed in 1993 to develop and commercialize various "environmentally friendly" products produced via fermentation processes. As previously reported , there had been continuing uncertainties as to the future direction of Organica, Inc. as it continued to generate losses. The Company concluded that a portion of its investment in Organica, Inc. had become permanently impaired and recorded an $800,000 writedown in the second quarter of 2000 to reduce its investment balance to $150,000 the then estimated recoverable amount. Subsequently, the two members of the Organica Board of Directors appointed by the Company resigned. On October 30, 2000 Organica filed in the United States Bankruptcy Court for the District of Delaware, a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Based on the information available at that time, the Company determined that its investment was not recoverable and, accordingly, wrote off the remaining $150,000 investment in the third quarter of 2000. There has been no substantial change as of December 31, 2002 and the Company has not recovered any portion of the Organica investment.

5.     Long-term  debt  and  credit  agreement:

     The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At December 31, 2002, $144,000 and $165,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2001, $141,000 and $162,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component, which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 125 basis points or libor plus 125 basis points, at the discretion of the Company. At December 31, 2002, the bank's prime rate was 4.25% and libor was 1.4175%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant, and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at December 31, 2002.

At December 31, 2002, $4,874,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $276,000 was being utilized for letters of credit and $54,000 for foreign exchange transactions. The following amounts were available at December 31, 2002 under the Bank Agreement: $4,724,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,626,000 for acquisitions and $9,946,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2003. At December 31, 2002 the balance of the notes was $403,000.

     Aggregate  annual  maturities  of  long-term  debt  are  as  follows:




Year ending December 31                  Amount
---------------------------------------  ---------------
                                          (In thousands)
2003                                     $           373
2004                                                 390
2005                                                 415
2006                                               4,206
2007                                                 128
 After 2007                                           74
                                         ---------------

                                                   5,586
                                         ===============



6.     Accounts  payable  and  accrued  expenses  at  December  31, consists of:


                                              2002    2001
                                            ------  ------
                                            (In thousands)
Accounts payable-trade                      $1,948  $2,875
Accrued salaries, wages and payroll taxes    2,217   2,501
Advance payments from customers                168   1,715
Other accrued liabilities                    2,156   2,045
                                            ------  ------

                                            $6,489  $9,136
                                            ======  ======


On June 29, 2001, the Company announced that it had ceased accepting orders for large fully custom-engineered bioprocess equipment which represented a small niche business for the Company. In connection therewith, the Company recorded a $260,000 charge for severance costs in 2001, which was fully paid as of December 31, 2002.

7.     Income  taxes


:
                                               Year Ended December 31
                                            ---------------------------
                                              2002     2001        2000
                                            -------  -------  ----------
                                                   (In thousands)
Income (loss) before income tax
  expense (benefit) and equity in
  operations of DGI:
  Domestic                                  $3,969   $1,975   $  (2,690)
  Foreign                                      256      908      (1,285)
                                            -------  -------  ----------

                                            $4,225   $2,883   $  (3,975)
                                            =======  =======  ==========

Income tax expense (benefit) consists of:
  Federal Current                           $  820   $  611   $       -
  Federal-deferred                             294     (850)          -
  State-current                                338       71           -
  State -deferred                              (94)    (112)          -
  Foreign-current                              133      425         (48)
                                            -------  -------  ----------

                                            $1,491   $  145   $     (48)
                                            =======  =======  ==========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:


                                                    2002    2001
                                                  ------  ------
                                                  (In thousands)
Deferred tax assets:
  Inventories                                     $  810  $  755
  Allowance for doubtful accounts                    150     100
  Accrued expenses                                   450     585
  Alternative minimum tax credit carry-forward         -      67
  Foreign net operating loss carry-forward           522       -
  Domestic capital loss and contribution carry-      386     360
    forwards
  Other assets                                       517       -
                                                  ------  ------
          Gross deferred tax assets                2,835   1,867
Less:  valuation allowance                           823     360
                                                  ------  ------
                                                   2,012   1,507
                                                  ------  ------
Deferred tax liabilities:
  Accumulated depreciation                           308     218
  Other liabilities                                  187      89
                                                  ------  ------
                                                     495     307
                                                  ------  ------
          Net deferred tax asset                  $1,517  $1,200
                                                  ======  ======

At December 31, 2002 and 2001, respectively, approximately $555,000 and $38,000 of the deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has a U.S. capital loss carry-forward at December 31, 2002 of $967,000 which expires in 2006. The Company also has foreign net operating loss carry-forwards of approximately $1,313,000. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The net change in the total valuation allowance for the year ended December 31, 2002 and 2001 was an increase of $463,000 and a decrease of $2,117,000 respectively.

The Company's effective income tax rates for 2002, 2001 and 2000 differed from the U.S. statutory Federal income tax rate of 34% as follows:




                                           Percentage of income (loss) before taxes
                                           -----------------------------------------
                                                                               2002    2001     2000
                                           -----------------------------------------  ------  -------

Computed "expected" tax expense
 (benefit)                                                                     34.0%   34.0%  (34.0)%
  Increase (decrease) in taxes resulting
   from:
    State taxes, net of federal benefit                                         3.8    (1.0)       -
    Rate differential between U.S. and
      foreign income taxes                                                      1.1     6.7        -
    Change in valuation allowance
      allocated to income tax expense                                          (2.0)  (37.8)    31.8
    Benefit due to foreign loss
      carry-back                                                                  -       -     (1.2)
    Other                                                                      (1.6)    3.1      2.2
                                           -----------------------------------------  ------  -------

Actual tax expense (benefit)                                                   35.3%    5.0%   (1.2)%
                                           =========================================  ======  =======

8.     Pension  plans  and  other  liabilities:

     The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $138,000, $131,000 and $133,000 in 2002, 2001, and
2000,  respectively.

The following table sets forth the U.S. defined benefit plan's benefit obligation, fair value of plan assets and funded status at December 31, 2002 and 2001:


                                                           2002       2001
                                                 ---------------  ---------
  (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $        ,7095   $  6,216
Actuarial loss                                              188        563
Service cost                                                287        227
Interest cost                                               449        443
Benefits paid                                              (389)      (354)
                                                 ---------------  ---------
Benefit obligation at end of year                $        7,630   $  7,095
                                                 ===============  =========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year   $        5,110   $  5,452
Actual return on plan assets                               (676)      (453)
Employer contribution                                       801        465
Benefits paid                                              (389)      (354)
                                                 ---------------  ---------
Fair value of plan assets at end of year         $        4,846   $  5,110
                                                 ===============  =========

MISCELLANEOUS ITEMS AT END OF YEAR
Funded status                                    $       (2,784)  $ (1,985)
Unrecognized net transition obligation                       73         92
Unrecognized prior service cost                             (14)      ( 19)
Unrecognized net loss                                     3,498      2,375
                                                 ---------------  ---------
Prepaid pension                                  $          773   $    463
                                                 ===============  =========

AMOUNTS RECOGNIZED IN FINANCIAL STATEMENTS
Accrued benefit cost                             $       (2,247)  $ (1,569)
Intangible asset                                             58         73
                                                 ---------------  ---------
Accumulated other comprehensive loss                     (2,189)    (1,496)
Unfunded pension liability                                2,962      1,959
                                                 ---------------  ---------
Prepaid pension                                  $          773   $    463
                                                 ===============  =========

                                                           2002       2001     2000
                                                 ---------------  ---------  -------
COMPONENTS OF NET PERIODIC BENEFIT COST                        (In thousands)
Service cost                                     $          287   $    227   $  269
Interest cost                                               449        443      420
Expected return on plan assets                             (424)      (475)    (503)
Transition obligation                                        19         19       19
Amortization of prior service cost                           (4)        (4)      (4)
Recognized net actuarial loss                               165         29        -
                                                 ---------------  ---------  -------
Net periodic benefit cost                        $          492   $    239   $  201
                                                 ===============  =========  =======

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                              6.50%      6.50%    7.25%
Expected return on plan assets                             8.00%      8.50%    8.50%
Rate of compensation increase                              3.00%      3.00%    3.00%




     The minimum additional pension liability in 2002 and 2001 are non-cash items which are offset by a direct reduction to shareholders' equity of $2,189,000 and $1,496,000 respectively.

     The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 2002, 2001 and 2000 was $164,000, $173,000 and $180,000 respectively.

     International pension expense in 2002, 2001 and 2000 was not material. Foreign plans generally are insured or otherwise fully funded.

     In October 1999, the Company and its President agreed that the President would leave the Company to pursue other business interests. In accordance with a pre-existing employment contract the Company is making severance payments over three years in the amount of $200,000 per year. At December 31, 1999, the Company accrued the present value of the future payments ($20,000 outstanding at December 31, 2002) and is recognizing interest expense over the three-year term.

9.     Shareholders'  equity:

     Data for the stock options and rights plans for 2001 and all previous years described below have been restated to reflect the 10% stock dividend which was distributed on May 15, 2002.

     2001  NON-QUALIFIED  STOCK  OPTION  PLAN

     The 2001 Non-Qualified Stock Option Plan (the 2001 Plan) for officers and key employees provides for the granting of options to purchase up to 220,000 shares of the Company's Common stock. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than the fair market value of the Company's common stock on the date of grant.

     1991  NON-QUALIFIED  STOCK  OPTION  PLAN

     The 1991 Non-Qualified Stock Option Plan (the 1991 Plan) for officers and key employees of the Company expired on December 11, 2001. The 1991 Plan provided for the granting of options to purchase up to 1,066,157 shares of the Company's Common stock. Options granted are generally exercisable in five equal installments commencing one year after date of grant. Options expire up to 10 years from the date of grant. The exercise price per share of each option could not be less than the fair market value of the Company's Common stock on the date of grant.

     No further options will be granted under the 1991 Plan due to its expiration during 2001.

     1999  STOCK  OPTION  PLAN  FOR  NONEMPLOYEE  DIRECTORS

     The 1999 Stock Option Plan for Nonemployee Directors (the 1999 Plan) provides for the granting of options to purchase up to 133,100 shares of the Company's Common stock. No options may be granted under the 1999 Plan after March 17, 2009. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value of the Company's Common stock on the date of grant.

     1998  STOCK  OPTION  PLAN  FOR  10%  SHAREHOLDER  -  DIRECTORS

     The 1998 Stock Option Plan for 10% Shareholder-Directors (the 1998 Plan) provides for the granting of options to purchase up to 146,410 shares of the Company's Common stock. No options may be granted under the 1998 Plan after March 17, 2008. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years after grant. The exercise price per share of each option may not be less than the fair market value of the Company's Common stock on the date of grant.

STOCK  OPTION  AGREEMENTS

Stock option agreements were entered into in 1997 with the two Shareholder-Directors of the Company for a grant of options to purchase 177,154 shares of the Company's Common stock. The options were issued at fair market value on the date of grant, were exercisable in five equal annual installments commencing one year after date of grant and were due to expire five years after date of grant. All options granted under these agreements were exercised in 2002.

     The following table summarizes the Company's activity in the aggregate, for the aforementioned stock option plans and agreements:



                                Weighted
                                Stock       Range of          Average
                                Options     Exercise Prices   Exercise Price
                                ----------  ----------------  ---------------
Outstanding, December 31, 1999  1,320,930   $   2.89 -$11.29  $          4.09
  Granted                         378,125       5.06 -  5.78             5.32
  Exercised                      (245,150)      2.89 -  4.35             3.44
  Cancelled                      (172,012)      2.89 - 11.29             6.43
                                ----------  ----------------  ---------------
Outstanding, December 31, 2000  1,281,893       3.39 - 10.25             4.29
  Granted                           6,050               2.48             2.48
  Exercised                             -                  -                -
  Cancelled                      (177,987)      3.42 - 10.25             4.77
                                ----------  ----------------  ---------------
Outstanding, December 31, 2001  1,109,956        2.48 - 5.79             4.20
  Granted                         204,400        4.94 - 6.24             4.98
  Exercised                      (395,854)       3.39 - 5.79             3.89
  Cancelled                       (38,340)       3.54 - 5.06             4.39
                                ----------  ----------------  ---------------
Outstanding, December 31, 2002    880,162   $    2.48- $6.24  $          4.52
                                ==========  ================  ===============



Information regarding stock options outstanding as of December 31, 2002 is as follows:


                     Outstanding
                     Weighted Average
                     Number of
          Exercise   Number of         Remaining         Shares
          Price      Shares            Contractual Life  Exercisable
          ---------  ----------------  ----------------  -----------
          $3.54               175,817              2.80      137,738
           5.06               188,518              3.58       75,262
           4.94               151,800              5.01            -
           6.24                 2,000              5.94            -
           5.79               124,025              2.59      124,025
           2.48                 6,050              4.28        1,210
           5.10                44,000              5.78            -
           3.39                34,224              2.66       34,224
           3.42                80,524              2.21       60,026
           3.93                73,204              1.92       58,560
                     ----------------  ----------------  -----------

                              880,162              3.35      491,045
                            =========  ================  ===========


     In the aggregate, related to the aforementioned stock option plans, there were 304,500 additional shares available for grant at December 31, 2002.

In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved 372,028 shares of its authorized shares of Common stock for this purpose. During 2002, 2001 and 2000, 36,895, 38,433 and 33,329 Common shares, respectively, were issued under the plan.

     On October 15, 1999, the Company declared a dividend of one Common share purchase right (the Rights) on each share of Common stock outstanding. The Rights entitle the holder to purchase one share of Common stock at $18.78 (the Purchase Price) per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the Rights: (i) will entitle holders to purchase at the Purchase Price that number of shares of Common stock having an aggregate fair market value of two times the Purchase Price; (ii) will become exchangeable at the Company's election at an exchange ratio of one share of Common stock per right; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the Purchase Price, shares of Common stock of the surviving company having a fair market value of two times the Purchase Price.

     In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (ESOP). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $11,000 $4,000 and $3,000 during 2002, 2001 and 2000, respectively.

     Shareholders' Equity includes non-interest bearing notes receivable, resulting from the exercise of stock options, from the Vice President, Finance in the amount of $35,000 and from another key employee in the amount of $10,000. Imputed interest on these loans amounted to $1,000, $3,000 and $5,000 during 2002, 2001 and 2000, respectively.

10.     Segment  information:

Business segments are defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131)" as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

Since June 14, 2001, the Company operates in one business segment. This segment consists of the manufacture and marketing of equipment used in the pharmaceutical, medical, biotechnology, chemical and environmental research fields throughout the world.

Prior to June 14, 2001, the Company had a second segment, DGI BioTechnologies, Inc. (DGI). This segment was involved in the development of a novel technology that facilitates the discovery of new drugs. Effective June 14, 2001, as a result of the Company's reduction in ownership in DGI to below 50%, the Company ceased consolidating the operations of DGI and, accordingly, has only one segment for the year ended December 31, 2002. 2001 segment information for the Drug Lead Discovery segment represents the operations of DGI from January 1 to June 14, 2001.

Summarized segment information for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands, except percentages):



                                    Laboratory
                                    Research      DGI                Total
                                    Equipment     BioTechnologies    Segments
                                    ------------  -----------------  ----------

2002
----
Net sales from external customers   $    57,226   $              -   $  57,226
Income from operations                    4,656                  -       4,656
Percentage of sales                         100%                 -         100%
Total assets                             45,264                  -      45,264
Capital expenditures                      1,203                  -       1,203
Depreciation                              1,065                  -       1,065

2001
----
Net sales from external customers   $    59,894   $            400   $  60,294
Income (loss) from operations             4,413               (912)      3,501
Percentage of sales                        99.3%               0.7%        100%
Total assets (1)                         44,543                  -      44,543
Capital expenditures                        577                  -         577
Depreciation and amortization (1)         1,315                  -       1,315

2000
----
Net sales from external customers   $    49,444   $            420   $  49,864
Income (loss) from operations               704             (3,060)     (2,356)
Percentage of sales                        99.2%               0.8%        100%
Total assets (1)                         42,636                370      43,006
Capital expenditures                        351                  -         351
Depreciation and amortization (1)         1,501                  -       1,501


(1) As described in Note 4, the Company's interest in DGI was reduced to 47% (41.3% as of December 31, 2002) as of June 14, 2001 and subsequent to that date, is reported using the equity method of accounting. Fixed assets and depreciation related to the Drug Lead Discovery segment were not allocated to the segment as the assets were owned directly by New Brunswick Scientific Co., Inc. and were included in the Laboratory Research Equipment segment. However, rental expense in lieu of depreciation expense is charged to the Drug Lead Discovery segment through the transaction date June 14, 2001 (see Note 4), which is comprised of DGI BioTechnologies, Inc.


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

     The following table sets forth the Company's operations by geographic area for 2002, 2001 and 2000. The information shown under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries primarily in the UK, The Netherlands, Belgium and Germany (in thousands):




                                                                     Transfers and
                                                                      eliminations
                                    United                             between geo-    Conso-
                                    States           Europe          graphic areas    lidated
                                    ---------------  --------------  ---------------  --------
Net sales:
2002                                $       47,752   $      14,151   $        4,677   $ 57,226
2001                                        48,855          17,605            6,166     60,294
2000                                        41,657          13,921            5,714     49,864

Income (loss) from operations:
2002                                $        4,011   $         645   $        4,656
2001                                         2,161           1,340            3,501
2000                                        (1,719)           (637)          (2,356)

Identifiable assets:
2002                                $       23,792   $      21,472   $       45,264
2001                                        23,304          21,239           44,543
2000                                        22,261          20,745           43,006


     Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One multi-national distributor based in the United States accounted for approximately 18.9%, 14.2% and 14.9%, respectively, of consolidated net sales during the years ended December 31, 2002, 2001 and 2000.

     Income from operations from the United States has been significantly affected by the research and development costs of DGI BioTechnologies, Inc. prior to 2002.

     During 2002, 2001 and 2000, net sales from domestic operations to foreign customers were $11,564,000, $11,916,000 and $9,284,000, respectively. Export sales from the United States are made to many countries and areas of the world including the Far East, India, the Middle East and South America with the most significant sales going to Canada, China, Israel, Japan, Switzerland and Taiwan.

11.     Related  party  transactions:

David Freedman, Chairman of the Board of the Company, is the owner of Bio-Instrument Ltd., a foreign firm that acts as an agent for sales of the Company's products to customers in Israel, and earns commissions on those sales. During 2002, 2001 and 2000, this firm earned commissions in the amounts of $248,000, $212,000, and $204,000, respectively, on purchases by customers in Israel of the Company's products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives.

Carol Freedman, the daughter of David Freedman, the niece of Sigmund Freedman and the sister of Kenneth Freedman, has been employed by the Company in various capacities since 1979. Ms. Freedman is currently Customer Service Manager and also is an Assistant Treasurer of the Company. Her compensation for 2002 was $63,162; she also received options to purchase 1,100 shares of the Company's Common stock in 2002, under the Company's 2001 Stock Option Plan for Officers and Key Employees.

12.     Commitments  and  contingencies:

     The Company is obligated under the terms of various operating leases. Rental expense under such leases for 2002, 2001 and 2000 was $772,000, $762,000, and $849,000, respectively. As of December 31, 2001, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):


                                         Sublease
                        Obligation        Rentals   Net
                        ----------------- -------   ---

2003                    $             852  $ 56  $  796
2004                                  708    47     661
2005                                  533     -     533
2006                                  428     -     428
2007                                  362     -     362
After 2007                          1,266     -   1,266
                        -----------------  ----  ------
Total minimum payments
  required              $           4,149  $103  $4,046
                        =================  ====  ======


     From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

13. Quarterly financial information (unaudited) (in thousands, except per share amounts):


                               First    Second   Third    Fourth   Total
                               -------  -------  -------  -------  -------

Year ended December 31, 2002
  Net sales                    $13,263  $16,113  $13,057  $14,793  $57,226
  Gross profit                   5,680    6,437    5,559    6,205   23,881
  Net income                       566      846      258      914    2,584
  Income per share:
    Basic                      $   .08  $   .11  $   .03  $   .12  $   .34
    Diluted                        .07      .11      .03      .12      .33

Year ended December 31, 2001
  Net sales                    $14,700  $14,799  $13,542  $17,253  $60,294
  Gross profit                   5,818    6,096    5,042    7,073   24,029
  Net income                       114      138      123    1,836    2,211
  Income per share: (a)
    Basic                      $   .02  $   .02  $   .02  $   .25  $   .30
    Diluted                        .02      .02      .02      .24      .30


(a) Due to rounding, the sum of the quarters does not necessarily equal the amount for the full year.

ITEM  9.     DISAGREEMENT  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
             --------------------------------------------------------

     None.

                                     ------
                                    PART III
                                    --------

     The information required by Part III is contained in the Registrant's proxy statement which will be filed pursuant to Regulation 14A or an information statement pursuant to Regulation 14C of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year ended December 31, 2002. The information is incorporated herein by reference.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

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

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

(a)  The  following  documents  are  filed  as  a  part  of this report:

     1.     Financial  statements  and supplementary data included in
            Part II of this report:

            New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

            Consolidated  Balance  Sheets  as  of  December  31,  2002
            and  2001

            Consolidated Statements of Operations for the years Ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

            Notes  to  Consolidated  Financial  Statements

     2. Financial statement schedules included in part IV of this report:

            Schedule  II

            Schedules other than those listed above have been omitted because They are not applicable or the required information is shown in the financial statements or notes thereto.

     3.     Controls  and  Procedures

     4.     Exhibits:
            The  Exhibits  index  is  on  Page  55.

                                                  Schedule  II


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (In thousands)


                                             Additions
                                ----------------------




                            Balance      Charged to                               Balance
                            At           Costs and       Charged to                  At
                            Beginning     (Credited) to  Other                    End of
                            of Period    Expenses        Accounts    Deductions   Period
                            -----------  --------------  ----------  -----------  -------


  Year ended
       December 31, 2002
       Allowance for
         doubtful accounts  $       466  $            1           -  $         -  $   467
       Inventory valuation
         allowance                1,759             400           -          227    1,932

  Year ended
     December 31, 2001
       Allowance for
         doubtful accounts          354             145           -           33      466
       Inventory valuation
         allowance                1,112             931           -          284    1,759


  Year ended
     December 31, 2000
       Allowance for
         doubtful accounts          339              22           -            7      354
       Inventory valuation
         allowance                  934             222           -           44    1,112

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

(3b)*     Restated  By-Laws  of  the  Company,  as  amended  and  restated

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

(10-8)     Termination  Agreement  with David Freedman is incorporated herein by reference to Exhibit of the Registrant's Annual Report on Form 10-K for the year ended
                        December  31,  1990.

(10-9)     Termination  Agreement  with Samuel Eichenbaum is incorporated herein by
 reference to Exhibit (10-9) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991

(10-10)*     Involuntary  Termination  Agreement  with  Samuel  Eichenbaum.

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

(10-25)     Indemnification  Agreements  with  James T. Orcutt and Daniel S. Van
Riper are incorporated herein by reference to Exhibit (10-25) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

(10-29)     Involuntary  Termination  Agreement  with  James  T.  Orcutt  is incorporated herein by reference to Exhibit (10-29) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10-30)     Employment  Agreement  with  David Freedman is incorporated herein by reference to Exhibit (10-30) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10-31) Fifth Amendment to Credit Agreement between New Brunswick Scientific Co., Inc. and First Union National Bank dated April 1, 1999 is incorporated herein by reference to Exhibit (10-31) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10-32)*     Involuntary  Termination  Agreement  with  Lee  Eppstein.

(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2002, is incorporated herein by reference.

(22)     Subsidiaries  of  the  Company  appear  on  Page  58.

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


          NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.


Dated:  March  17,  2003     By:     /s/  David  Freedman
                                     --------------------
                                     David  Freedman
                                     Chairman  of  the  Board
                                     (Principal  Executive  Officer)
                                      and  Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March  17,  2003     By:     /s/  Adele  Lavender
                                     --------------------
                                     Adele  Lavender
                                     Corporate  Secretary


Dated:  March  17,  2003     By:     /s/  Sigmund  Freedman
                                     ----------------------
                                     Sigmund  Freedman
                                     Treasurer  and  Director


Dated:  March  17,  2003     By:     /s/  Samuel  Eichenbaum
                                     -----------------------
                                     Samuel  Eichenbaum
                                     Vice  President,  Finance

Dated:  March  17,  2003     By:     /s/  James  T.  Orcutt
                                     ----------------------
                                     James  T.  Orcutt
                                     President  and  Director

Dated:  March  14,  2003     By:     /s/  Dr.  Jerome  Birnbaum
                                     --------------------------
                                     Dr.  Jerome  Birnbaum
                                     Director


Dated:  March  17,  2003     By:     /s/  Kenneth  Freedman
                                     ----------------------
                                     Kenneth  Freedman
                                     Director


Dated:  March  17,  2003     By:     /s/  Ernest  Gross
                                     ------------------
                                     Ernest  Gross
                                     Director


Dated:  March  17,  2003     By:     /s/  Kiyoshi  Masuda
                                     --------------------
                                     Kiyoshi  Masuda
                                     Director


Dated:  March  17,  2003     By:     /s/  Dr.  David  Pramer
                                     -----------------------
                                     Dr.  David  Pramer
                                     Director


Dated:  March  15,  2003     By:     /s/  Peter  Schkeeper
                                     ---------------------
                                     Peter  Schkeeper
                                     Director


Dated:  March  17,  2003     By:     /s/  Daniel  S.  Van  Riper
                                     ---------------------------
                                     Daniel  S.  Van  Riper
                                     Director

                                 CERTIFICATIONS
                                 --------------


     I, David Freedman, hereby certify that the annual report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d)) and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of New Brunswick Scientific Co., Inc. for the period covered by said annual report.

March  17,  2003                         /s/  David  Freedman
                                         --------------------
                                         Name:  David  Freedman
                                         Chairman  and
                                         Chief  Executive  Officer



     I, Samuel Eichenbaum, hereby certify that the annual report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d)) and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of New Brunswick Scientific Co., Inc. for the period covered by said annual report.

March  17,  2003                         /s/  Samuel  Eichenbaum
                                         -----------------------
                                         Name:  Samuel  Eichenbaum
                                         Vice  President,  Finance  and
                                         Chief  Financial  Officer

                                  CERTIFICATION
I,  Samuel  Eichenbaum,  certify  that:

1. I have reviewed this annual report on Form 10-K 405 of New Brunswick Scientific Co., Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  17,  2003                         /s/  Samuel  Eichenbaum
                                                -----------------------
                                                Vice  President,  Finance  and
                                                Chief  Financial  Officer

I,  David  Freedman,  certify  that:

1. I have reviewed this annual report on Form 10-K 405 of New Brunswick Scientific Co., Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  17,  2003                         /s/  David  Freedman
                                                --------------------
                                                Chairman  and
                                                Chief  Executive  Officer