Form 10-Q
period 2003-03-29
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2003-05-13
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  March  29,  2003     Commission  File  No.  0-6994
                                                                      ------




                       NEW BRUNSWICK SCIENTIFIC CO., INC.




State  of  Incorporation  - New Jersey                         E. I. #22-1630072
                                                                     -----------


                    44 Talmadge Road, Edison, N.J. 08818-4005


                  Registrant's Telephone Number:  732-287-1200
                                                  ------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  ninety  (90)  days.  Yes  X     No  __
                                                               --


Indicate by checkmark whether the registrant is an accelerated files (as defined
in  Rule  12b-2  of  the  Act).  Yes          No  X
                                                  -



There  are  7,790,796  Common  shares  outstanding  as  of  May  1,  2003.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index



PART  I.     FINANCIAL  INFORMATION:



                                                                                  PAGE  NO.
                                                                                  ---------

    Consolidated Balance Sheets -
     March 29, 2003 and December 31, 2002                                                  3

    Consolidated Statements of Operations -
     Three Months Ended March 29, 2003 and March 31, 2002                                  4

    Consolidated Statements of Cash Flows -
     Three Months Ended March 29, 2003 and March 31, 2002                                  5

    Consolidated Statements of Comprehensive (Loss) Income  -
     Three Months Ended March 29, 2003 and March 31, 2002                                  6

    Notes to Consolidated Financial Statements                                             7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                                                12

PART  II.     OTHER  INFORMATION                                                          17



               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                     ASSETS
                                     ------


                                              March 29,     December 31,
                                                      2003           2002
                                              ------------  -------------
Current Assets                                 (Unaudited)
--------------------------------------------
  Cash and cash equivalents                   $      6,975  $       9,718
  Accounts receivable, net                           9,642          9,991
  Inventories:
    Raw materials and sub-assemblies                 5,272          4,514
    Work-in-process                                  2,403          1,705
    Finished goods                                   5,019          5,457
                                              ------------  -------------
      Total inventories                             12,694         11,676
  Deferred income taxes                                962            962
  Prepaid expenses and other current assets          1,207            766
                                              ------------  -------------

    Total current assets                            31,480         33,113
                                              ------------  -------------

Property, plant and equipment, net                   5,595          5,615
Excess of cost over net assets acquired, net         4,603          4,707
Other assets                                         1,829          1,829
                                              ------------  -------------

                                              $     43,507  $      45,264
                                              ============  =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------



Current Liabilities
--------------------------------------------------------
  Current installments of long-term debt                  $    378   $    373
  Accounts payable and accrued expenses                      5,363      6,489
                                                          ---------  ---------
    Total current liabilities                                5,741      6,862
                                                          ---------  ---------

Long-term debt, net of current installments                  5,136      5,213

Other liabilities                                            2,526      2,547

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; issued and outstanding,
   2003 and 2002 - 7,790,796                                   487        487
  Capital in excess of par                                  47,959     47,959
  Accumulated deficit                                      (14,188)   (13,756)
  Accumulated other comprehensive loss                      (4,120)    (4,003)
  Notes receivable from exercise of stock options              (34)      ( 45)
                                                          ---------  ---------
    Total shareholders' equity                              30,104     30,642
                                                          ---------  ---------

                                                          $ 43,507   $ 45,264
                                                          =========  =========




See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                       Three Months Ended
                                                       March 29,             March 31,
                                                                      2003         2002
                                                       --------------------  -----------

Net sales                                              $            11,585   $   13,263

Operating costs and expenses:
  Cost of sales                                                      7,392        7,583
  Selling, general and administrative expenses                       4,104        4,110
  Research, development and engineering expenses                       857          599
                                                       --------------------  -----------

    Total operating costs and expenses                              12,353       12,292
                                                       --------------------  -----------

(Loss) income from operations                                         (768)         971

Other income (expense):
  Interest income                                                       18            9
  Interest expense                                                    (114)        (115)
  Other, net                                                           144            6
                                                       --------------------  -----------
                                                                        48         (100)
                                                       --------------------  -----------

(Loss) income before income tax (benefit) expense                     (720)         871
Income tax (benefit) expense                                          (288)         305
                                                       --------------------  -----------
Net (loss) income                                      $              (432)  $      566
                                                       ====================  ===========

Basic net (loss) income per share                      $             (0.06)  $     0.08
                                                       ====================  ===========

Diluted net (loss) income per share                    $             (0.06)  $     0.07
                                                       ====================  ===========

Basic weighted average number of shares outstanding                  7,791        7,494
                                                       ====================  ===========
Diluted weighted average number of shares outstanding                7,791        7,678
                                                       ====================  ===========






See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                        Three Months Ended
                                                                      March 29,   March 31,
                                                                         2003         2002
                                                          --------------------  -----------

Cash flows from operating activities:
Net (loss) income                                         $              (432)  $      566
Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
  Depreciation and amortization                                           305          273
  Gain on sale of property                                               (202)           -

Change in related balance sheet accounts:
  Accounts and notes receivable                                           312        1,117
  Inventories                                                          (1,048)      (1,645)
  Prepaid expenses and other current assets                              (445)        (320)
  Accounts payable and accrued expenses                                (1,237)        (621)
  Advance payments from customers                                         133         (454)
  Other liabilities                                                       (21)         (25)
                                                          --------------------  -----------
Net cash used in operating activities                                  (2,635)      (1,109)
                                                          --------------------  -----------

Cash flows from investing activities:
  Additions to property, plant and equipment                             (330)         (57)
  Sale of property and equipment                                          253            -
                                                          --------------------  -----------
Net cash used in investing activities                                     (77)         (57)
                                                          --------------------  -----------

Cash flows from financing activities:
  Repayment of long-term debt                                             (65)         (64)
  Proceeds from issue of shares under stock option plans                    -          548
  Payments on notes receivable related to exercised
         stock options                                                     11           12
                                                          --------------------  -----------
Net cash (used in) provided by  financing activities                      (54)         496
                                                          --------------------  -----------

Net effect of exchange rate changes on cash                                23          (29)
                                                          --------------------  -----------
Net  decrease in cash and cash equivalents                             (2,743)        (699)
Cash and cash equivalents at beginning of period                        9,718        3,794
                                                          --------------------  -----------
Cash and cash equivalents at end of period                $             6,975   $    3,095
                                                          ====================  ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                $               106   $       86
  Income taxes                                                            785          225



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)
                                   (Unaudited)


                                                         Three Months Ended
                                                        March 29,  March 31,
                                                          2003         2002
                                           --------------------  -----------

Net (loss) income                          $              (432)  $      566

Other comprehensive loss:
  Foreign currency translation adjustment                 (117)        (316)
                                           --------------------  -----------
Net comprehensive (loss) income            $              (549)  $      250
                                           ====================  ===========



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of March 29, 2003 and the results of its operations for the three months ended March 29, 2003 and March 31, 2002 and its cash flows for the three months ended March 29, 2003 and March 31, 2002. Interim results may not be indicative of the results that may be expected for the year.

During the first quarter of 2003, the Company adopted a 4 week, 4 week, 5 week quarterly closing schedule resulting in a reporting date of March 29, 2003. The effect of this change on the consolidated financial statements is not material.

The accompaning consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K.

Note  2  -  Net  (loss)  income  per  share:

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding. Diluted net (loss) income per share is calculated by dividing net (loss) income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted net (loss) income per share. Information related to dilutive and antidilutive stock options is as follows: (in thousands)


                                 Three Months Ended
                                  March 29,  March 31,
                                    2003       2002
                                --------  ---------
Dilutive effect                        -        184
Antidilutive options                 359          -



Note  3  -  Long-term  debt  and  credit  agreement:

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At March 29, 2003, $141,000 and $165,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component, which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 125 basis points or libor plus 125 basis points, at the discretion of the Company. At March 29, 2003, the bank's prime rate was 4.25% and libor was 1.25%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at March 29, 2003.

At March 29, 2003, $4,814,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $361,000 was being utilized for letters of credit and zero for foreign exchange transactions. The following amounts were available at March 29, 2003 under the Bank Agreement:
$4,639,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,686,000 for acquisitions and $10,000,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2003. At March 29, 2003 the balance of the notes was $394,000.

Note  4  -  Adoption  of  new  accounting  standards:

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption did not have any effect on the Company's consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issue or modified after December 31, 2002, and the adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

Note  5  -  Stock  dividend:

On February 20, 2003 and February 12, 2002, respectively, the Company declared 10% stock dividends. The February 20, 2003 stock dividend is payable on May 15, 2003 to shareholders of record as of April 18, 2003.


Note  6  -  Stock  compensation:

At March 31, 2003, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net (loss) income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:



                                                       Three Months Ended
                                                      March 29,   March 31,
                                                        2003         2002
                                         --------------------  ----------

Net (loss) income, as reported:          $              (432)  $      566

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method,
  net of related tax effects                              96          133
                                         --------------------  ----------
Pro forma net (loss) income              $              (528)  $      433

Net (loss) income per share:
  Basic-as reported                      $             (0.06)  $     0.08

  Basic-pro forma                        $             (0.07)  $     0.06

  Diluted-as reported                    $             (0.06)  $     0.07

  Diluted-pro forma                      $             (0.07)  $     0.06



The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                       Three Months Ended
                                                     March 29,    March 31,
                                                       2003         2002
                                        --------------------  -----------

Expected life (years)                                   6.0          5.2
Expected volatility                                   75.80%       63.67%

Expected dividend yield                                   -            -
Risk-free interest rate                                3.10%        4.34%

Weighed average fair value of options
  Granted during the period             $              4.90   $     3.09

Note  7  -  Reclassifications:

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 financial statement presentation.

Note  8  -  Investment  in  DGI:

As previously reported, the Company has an equity investment in DGI BioTechnologies, Inc. ("DGI") that was written down to zero in 2001. DGI had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, it has recently become definite that the financing with this group will not take place. On May 13, 2003, DGI entered into an agreement for certain new short-term financing. Under the terms of the agreement, DGI issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of DGI management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of DGI preferred stock exercisable through October 2003. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of DGI preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from DGI (rent is due at $12,367 per month). For financial reporting purposes, the Company will attribute no value to shares received under this arrangement. DGI management believes that the new short-term financing, together with its expected limited revenues during 2003, should enable DGI to continue operating into the first quarter of 2004. As a result of the short-term financing obtained by DGI, the Company's fully diluted interest in DGI will be reduced to 23.4% and will be below this amount prior to the receipt of the DGI stock in lieu of rent over the 12-month period.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Results of Operations and Financial Condition. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements.

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three month period ended March 29, 2003, which should be read in conjunction with the Company's December 31, 2002 financial statements.

                              Results of Operations
                              ---------------------

Quarter  Ended  March  29,  2003  vs.  Quarter  Ended  March  31,  2002
-----------------------------------------------------------------------

For the quarter ended March 29, 2003, the Company incurred a net loss of $432,000 or $0.06 per diluted share on net sales of $11,585,000 compared with net income of $566,000 or $0.07 per diluted share on net sales of $13,263,000 for the first quarter of 2002.

Net  sales decreased $1,678,000 or 12.7% from $13,263,000 to $11,585,000 for the quarter ended March 29, 2003 as compared to the corresponding quarter of the prior year. Net sales for the 2003 quarter have been negatively affected both in the United States and in export markets by the continuing weakness in the market for life science equipment. All of the Company's product lines were impacted by lower sales with the exception of ultra low temperature freezers, which had relatively strong sales during the quarter.

Gross profit for the 2003 quarter of $4,193,000 is down 26.2% from the $5,680,000 reported in the first quarter of 2002 due primarily to the decrease in net sales and unabsorbed manufacturing overhead due to lower manufacturing activity and downward pressure on prices. Consolidated gross margins decreased to 36.2% for the 2003 quarter from 42.8% for the first quarter of 2002. The margin decrease is primarily attributable to the aforementioned unabsorbed manufacturing overhead and downward pressure on prices.

Selling, general and administrative expenses of $4,104,000 in 2003 were flat compared with $4,110,000 in the 2002 quarter. The normal salary and benefit increases were offset by reduced commission accruals as a result of lower revenues.

Research, development and engineering expenses increased 43.1% to $857,000 in 2003 from $599,000 in the 2002 quarter due primarily to normal increases and expenditures related to the Company's product development program including the cost of prototypes and consultants.

Interest income increased to $18,000 in the 2003 quarter from $9,000 in the prior year quarter due to higher average invested cash, although at lower interest rates.

Interest expense decreased to $114,000 in the 2003 quarter from $115,000 in 2002 due primarily to lower average outstanding bank debt due to the repayment of the Company's working capital debt during the first quarter of 2002, offset by the foreign exchange effect on interest on the Company's foreign debt as a result of the weakening of the U.S. dollar vs. the pound and the euro.

Other income increased to $144,000 in the 2003 quarter from $6,000 in 2002 due primarily to a gain on the sale of property.

Income tax benefit for the three months ended March 29, 2003 was $288,000, an effective rate of 40% compared with income tax expense of $305,000 in 2002, an effective rate of 35.0%. The increase in the effective tax rate in 2003 is due to an increase in the effective tax rate for state income taxes.

                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital decreased to $25,739,000 at March 29, 2003 from $26,251,000 at December 31, 2002.

Net cash used in operating activities was $2,635,000 in the first three months of 2003 as compared with cash used of $1,109,000 in the first three months of 2002. The $2,635,000 of cash used in operating activities for the first three months of 2003 was due to changes in operating assets and liabilities in the ordinary course of business, primarily (i) net loss of $432,000, (ii) a gain on sale of property of $202,000, (iii) an increase in inventories of $1,048,000,
(iv)  an  increase in prepaid expenses and other current assets of $445,000, and
(v) a decrease in accounts payable and accrued expenses of $1,237,000 partially offset by (i) depreciation and amortization of $305,000, (ii) a decrease in accounts receivable of $312,000, and (iii) an increase in advance payments from customers of $133,000.

Net cash used in investing activities amounted to $77,000 in the first three months of 2003 as compared with $57,000 in the first three months of 2002 and primarily represented capital expenditures for equipment partially offset by the sale of property.

Net cash used in financing activities amounted to $54,000 in the first three months of 2003 as compared with net cash provided of $496,000 in the first three months of 2002. Both periods reflect the repayment of long-term debt and the 2002 period includes $548,000 of proceeds resulting from the exercise of stock options under the Company's stock option plans.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At March 29, 2003, $141,000 and $165,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

On March 15, 2002, the Company and First Union National Bank (the Bank) entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component, which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 125 basis points or libor plus 125 basis points, at the discretion of the Company. At March 29, 2003, the bank's prime rate was 4.25% and libor was 1.25%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at March 29, 2003.

At March 29, 2003, $4,814,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $361,000 was being utilized for letters of credit and zero for foreign exchange transactions. The following amounts were available at March 29, 2003 under the Bank Agreement:
$4,639,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,686,000 for acquisitions and $10,000,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2003. At March 29, 2003 the balance of the notes was $394,000.

The Company's contractual obligations and commitments principally include obligations associated with outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:


                                                      Payments Due by Period
                                                     ------------------------
                                                          (In thousands)
                                                     Contractual Obligations:
                                                     Within      1-2     3-4  After 4
                                              Total  1 Year     Years   Years   Years
-------------------------  ------------------------  ------  --------  ------
Long-term debt, notes and
 credit facility           $                  5,514  $  378  $    817  $4,258  $   61
Operating leases                              4,149     852     1,241     790   1,266
                           ------------------------  ------  --------  ------  ------
Total contractual
 cash obligations          $                  9,663  $1,230  $  2,058  $5,048  $1,327
                           ========================  ======  ========  ======  ======

As previously reported, the Company has an equity investment in DGI BioTechnologies, Inc. ("DGI") that was written down to zero in 2001. DGI had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, it has recently become definite that the financing with this group will not take place. On May 13, 2003, DGI entered into an agreement for certain new short-term financing. Under the terms of the agreement, DGI issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of DGI management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of DGI preferred stock exercisable through October 2003. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of DGI preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from DGI (rent is due at $12,367 per month). For financial reporting purposes, the Company will attribute no value to shares received under this arrangement. DGI management believes that the new short-term financing, together with its expected limited revenues during 2003, should enable DGI to continue operating into the first quarter of 2004. As a result of the short-term financing obtained by DGI, the Company's fully diluted interest in DGI will be reduced to 23.4% and will be below this amount prior to the receipt of the DGI stock in lieu of rent over the 12-month period.

In response to the difficult market conditions currently being experienced, the Company initiated a 9% reduction-in-force at its Edison, New Jersey facility in April 2003 which will result in a second quarter change of approximately $100,000.

Management believes that the resources available to the Company, including current cash and cash equivalents, working capital, cash to be generated from operations and its line of credit which matures May 31, 2005, will satisfy its expected working capital needs and capital expenditures for the near and intermediate term.

                      Recently Adopted Accounting Standards
                      -------------------------------------

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption did not have any effect on the Company's consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issue or modified after December 31, 2002, and the adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

                          Critical Accounting Policies
                          ----------------------------

No changes have been made in the Company's critical accounting policies during the three months ended March 29, 2003.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The information required by Item 3 has been disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change in the disclosures regarding market risk.

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

No  reports on Form 8-K have been filed during the quarter ended March 29, 2003.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     May  13,  2003       /s/  David  Freedman
                               --------------------
                              David  Freedman
                              Chairman  and
                              Chief  Executive  Officer




Date:     May  13,  2003      /s/  Samuel  Eichenbaum
                              -----------------------
                              Samuel  Eichenbaum
                              Vice  President,  Finance  and
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)

                                                                      EXHIBIT 31



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

May  13,  2003                /s/  David  Freedman
                              --------------------
                              Name:  David  Freedman
                              Chairman  and
                              Chief  Executive  Officer



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

May  13,  2003                /s/  Samuel  Eichenbaum
                              -----------------------
                              Name:  Samuel  Eichenbaum
                              Vice  President,  Finance  and
                              Chief  Financial  Officer

------


                                                                      EXHIBIT 32
We,  David  Freedman  and  Samuel  Eichenbaum,  certify  that:

1. We have reviewed this quarterly report on Form 10-Q of New Brunswick Scientific Co., Inc. (the "Registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. We have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  13,  2003    /s/  David  Freedman        /s/  Samuel Eichenbaum
                         --------------------       -----------------------
                         Chairman  and               Vice President, Finance and
                         Chief  Executive  Officer   Chief  Financial Officer

A signed original of this written statement required by Section 906 has been provided to New Brunswick Scientific Co., Inc. and will be retained by New Brunswick Scientific Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------



Exhibit No.  Exhibit                     Page No.
-----------  --------------------------  --------

 31          Section 906 Certifications        19

 32          Section 302 Certfication          20
