Form 10-Q
period 2003-06-28
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2003-08-11
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  June  28,  2003     Commission  File  No.  0-6994
                                                                     ------




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



There  are  8,609,475  Common  shares  outstanding  as  of  August  1,  2003.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index




                                                                                      PAGE NO.
                                                                                      --------


PART I. FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     June 28, 2003 and December 31, 2002. . . . . . . . . . . .                              3

    Consolidated Statements of Operations -
     Three and Six Months Ended June 28, 2003 and June 30, 2002                              4

    Consolidated Statements of Cash Flows -
     Six Months Ended June 28, 2003 and June 30, 2002 . . . . .                              5

    Consolidated Statements of Comprehensive (Loss) Income  -
     Three and Six Months Ended June 28, 2003 and June 30, 2002                              6

    Notes to Consolidated Financial Statements. . . . . . . . .                              7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition. . . . . . . . . . .                             12


PART II.OTHER INFORMATION                                                                   18

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                     ASSETS
                                     ------


                                                           June 28,     December 31,
                                                               2003            2002
                                                          ----------  --------------
Current Assets
--------------------------------------------------------
  Cash and cash equivalents. . . . . . . . . . . . . . .  $   6,994   $       9,718
  Accounts receivable, net . . . . . . . . . . . . . . .      7,738           9,991
  Inventories:
    Raw materials and sub-assemblies . . . . . . . . . .      5,483           4,514
    Work-in-process. . . . . . . . . . . . . . . . . . .      2,207           1,705
    Finished goods . . . . . . . . . . . . . . . . . . .      5,709           5,457
                                                          ----------  --------------
      Total inventories. . . . . . . . . . . . . . . . .     13,399          11,676
  Deferred income taxes. . . . . . . . . . . . . . . . .        962             962
  Prepaid expenses and other current assets. . . . . . .        888             766
                                                          ----------  --------------

    Total current assets . . . . . . . . . . . . . . . .     29,981          33,113
                                                          ----------  --------------

Property, plant and equipment, net . . . . . . . . . . .      5,996           5,615
Excess of cost over net assets acquired, net . . . . . .      4,820           4,707
Other assets . . . . . . . . . . . . . . . . . . . . . .      1,827           1,829
                                                          ----------  --------------

                                                          $  42,624   $      45,264
                                                          ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

Current Liabilities
--------------------------------------------------------
  Current installments of long-term debt . . . . . . . .  $     387   $         373
  Accounts payable and accrued expenses. . . . . . . . .      4,986           6,489
                                                          ----------  --------------
    Total current liabilities. . . . . . . . . . . . . .      5,373           6,862
                                                          ----------  --------------

Long-term debt, net of current installments. . . . . . .      5,096           5,213

Other liabilities. . . . . . . . . . . . . . . . . . . .      2,505           2,547

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; issued and outstanding,
   2003 - 8,596,591 and 2002 - 7,790,796 . . . . . . . .        537             487
  Capital in excess of par . . . . . . . . . . . . . . .     51,675          47,959
  Accumulated deficit. . . . . . . . . . . . . . . . . .    (19,051)        (13,756)
  Accumulated other comprehensive loss . . . . . . . . .     (3,477)         (4,003)
  Notes receivable from exercise of stock options. . . .        (34)           ( 45)
                                                          ----------  --------------
    Total shareholders' equity . . . . . . . . . . . . .     29,650          30,642
                                                          ----------  --------------

                                                          $  42,624   $      45,264
                                                          ==========  ==============


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended                   Six Months Ended
                                                                   June 28,            June 30,     June 28,      June 30,
                                                                      2003                2002         2003          2002
                                                       --------------------  ------------------  -----------  ------------

Net sales . . . . . . . . . . . . . . . . . . . . . .  $            10,747   $          16,113   $   22,332   $    29,376

Operating costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . .                7,292               9,676       14,684        17,259
  Selling, general and administrative expenses. . . .                4,045               4,308        8,149         8,418
  Research, development and engineering expenses. . .                  894                 723        1,751         1,322
                                                       --------------------  ------------------  -----------  ------------

    Total operating costs and expenses. . . . . . . .               12,231              14,707       24,584        26,999
                                                       --------------------  ------------------  -----------  ------------

(Loss) income from operations . . . . . . . . . . . .               (1,484)              1,406       (2,252)        2,377

Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . .                   19                   8           37            17
  Interest expense. . . . . . . . . . . . . . . . . .                 (106)               (121)        (220)         (236)
  Other, net. . . . . . . . . . . . . . . . . . . . .                  (14)                  8          130            14
                                                       --------------------  ------------------  -----------  ------------
                                                                      (101)               (105)         (53)         (205)
                                                       --------------------  ------------------  -----------  ------------

(Loss) income before income tax (benefit) expense . .               (1,585)              1,301       (2,305)        2,172
Income tax (benefit) expense. . . . . . . . . . . . .                 (390)                455         (678)          760
                                                       --------------------  ------------------  -----------  ------------
Net (loss) income . . . . . . . . . . . . . . . . . .  $            (1,195)  $             846   $   (1,627)  $     1,412
                                                       ====================  ==================  ===========  ============

Basic net (loss) income per share . . . . . . . . . .  $              (.14)  $             .10   $     (.19)  $       .17
                                                       ====================  ==================  ===========  ============

Diluted net (loss) income per share . . . . . . . . .  $              (.14)  $             .10   $     (.19)  $       .16
                                                       ====================  ==================  ===========  ============

Basic weighted average number of shares outstanding .                8,576               8,410        8,573         8,319
                                                       ====================  ==================  ===========  ============
Diluted weighted average number of shares outstanding                8,576               8,785        8,573         8,609
                                                       ====================  ==================  ===========  ============


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                      June 28,    June 30,
                                                                                         2003        2002
                                                                                     ---------  ----------

Cash flows from operating activities:
Net (loss) income. . . . . . . . . . . . . . . . . . .  $                              (1,627)  $   1,412
Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . .                                    624         546
  Gain on sale of property . . . . . . . . . . . . . .                                   (202)          -

Change in related balance sheet accounts:
  Accounts and notes receivable. . . . . . . . . . . .                                  2,420       1,287
  Inventories. . . . . . . . . . . . . . . . . . . . .                                 (1,589)        335
  Prepaid expenses and other current assets. . . . . .                                   (104)       (573)
  Accounts payable and accrued expenses. . . . . . . .                                 (1,792)       (639)
  Advance payments from customers. . . . . . . . . . .                                    221      (1,403)
  Other liabilities. . . . . . . . . . . . . . . . . .                                    (42)        (25)
                                                        --------------------------------------  ----------
Net cash (used in) provided by operating activities. .                                 (2,091)         940
                                                        --------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment . . . . .                                   (979)       (334)
  Sale of property and equipment . . . . . . . . . . .                                    261           -
                                                        --------------------------------------  ----------
Net cash used in investing activities. . . . . . . . .                                   (718)       (334)
                                                        --------------------------------------  ----------

Cash flows from financing activities:
  Repayment of long-term debt. . . . . . . . . . . . .                                   (137)       (133)
  Proceeds from issue of shares under stock purchase
    and option plans . . . . . . . . . . . . . . . . .                                     98         801
  Payments on notes receivable related to exercised
         stock options . . . . . . . . . . . . . . . .                                     11          12
                                                        --------------------------------------  ----------
Net cash (used in) provided by  financing activities .                                    (28)        680
                                                        --------------------------------------  ----------

Net effect of exchange rate changes on cash. . . . . .                                    113         128
                                                        --------------------------------------  ----------
Net  (decrease) increase in cash and cash equivalents.                                 (2,724)      1,414
Cash and cash equivalents at beginning of period . . .                                  9,718       3,794
                                                        --------------------------------------  ----------
Cash and cash equivalents at end of period . . . . . .  $                               6,994   $   5,208
                                                        ======================================  ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . .  $                                 218   $     250
  Income taxes . . . . . . . . . . . . . . . . . . . .                                    750         565
See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)
                                   (Unaudited)


                                             Three Months Ended            Six Months Ended
                                            June 28,            June 30,   June 28,   June 30,
                                               2003                2002       2003        2002
                                --------------------  -----------------  ----------  ---------

Net (loss) income. . . . . . .  $            (1,195)  $             846  $  (1,627)  $   1,412

Other comprehensive income:
  Foreign currency translation
    adjustment . . . . . . . .                  643               1,218        526         902
                                --------------------  -----------------  ----------  ---------
Comprehensive (loss) income. .  $              (552)  $           2,064  $  (1,101)  $   2,314
                                ====================  =================  ==========  =========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of June 28, 2003 and the results of its operations for the three and six months ended June 28, 2003 and June 30, 2002 and its cash flows for the six months ended June 28, 2003 and June 30, 2002. Interim results may not be indicative of the results that may be expected for the year.

During the first quarter of 2003, the Company adopted a 4 week, 4 week, 5 week quarterly closing schedule resulting in a reporting date of June 28, 2003. The effect of this change on the consolidated financial statements is not material.

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


                      Three Months Ended  Six Months Ended
                                 June 28,          June 30,  June 28, June 30,
                                    2003              2002      2003      2002
                      ------------------  ----------------  --------  --------
Dilutive effect. . .                   -               375         -       289
Antidilutive options                 374                 -       374         -



Note  3  -  Long-term  debt  and  credit  agreement:

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At June 28, 2003, $150,000 and $167,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

On March 15, 2002, the Company and Wachovia Bank, National Association (formerly First Union National Bank) ("the Bank") entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component, which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 125 basis points or libor plus 125 basis points, at the discretion of the Company. At June 28, 2003, the bank's prime rate was 4.0% and libor was 1.12%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at June 28, 2003.

At June 28, 2003, $4,754,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $359,000 was being utilized for letters of credit and zero for foreign exchange transactions. The following amounts were available at June 28, 2003 under the Bank Agreement:
$4,641,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,746,000 for acquisitions and $10,000,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2003. At June 28, 2003 the balance of the notes was $412,000.

Note  4  -  Adoption  of  new  accounting  standards:

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption did not have a material effect on the Company's consolidated financial statements.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

Note  5  -  Stock  dividend:

On February 20, 2003 and February 12, 2002, respectively, the Company declared 10% stock dividends. The February 20, 2003 stock dividend was paid on May 15, 2003 to shareholders of record as of April 18, 2003. The weighted average number of shares outstanding used in the computation of basic and diluted (loss) income per share for the 2002 periods have been restated to reflect this dividend.

Note  6  -  Stock  compensation:

At June 28, 2003, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net (loss) income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:


                                                               Three Months Ended             Six Months Ended
                                                              June 28,            June 30,   June 28,   June 30,
                                                                 2003                2002       2003        2002
                                                  --------------------  -----------------  ----------  ---------
Net (loss) income, as reported:. . . . . . . . .  $            (1,195)  $             846  $  (1,627)  $   1,412

Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects                  108                 120        204         253
                                                  --------------------  -----------------  ----------  ---------
Pro forma net (loss) income. . . . . . . . . . .  $            (1,303)  $             726  $  (1,831)  $   1,159

Net (loss) income per share:
  Basic-as reported. . . . . . . . . . . . . . .  $             (0.14)  $            0.10  $   (0.19)  $    0.17
  Basic-pro forma. . . . . . . . . . . . . . . .  $             (0.16)  $            0.09  $   (0.22)  $    0.14

  Diluted-as reported. . . . . . . . . . . . . .  $             (0.14)  $            0.10  $   (0.19)  $    0.16
  Diluted-pro forma. . . . . . . . . . . . . . .  $             (0.16)  $            0.08  $   (0.22)  $    0.13



The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                     Three Months Ended           Six Months Ended
                                                   June 28,          June 30,   June 28,    June 30,
                                                      2003              2002       2003        2002
                                        ------------------  ----------------  ----------  ----------
Expected life (years). . . . . . . . .                   -                 -        6.0         5.2
Expected volatility. . . . . . . . . .                   -                 -      75.80%      63.67%

Expected dividend yield. . . . . . . .                   -                 -          -           -
Risk-free interest rate. . . . . . . .                   -                 -       3.10%       4.34%

Weighed average fair value of options
  granted during the period. . . . . .                   -                 -  $    4.90   $    3.09


Note  7  -  Reclassifications:

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 financial statement presentation.

Note  8  -  Investment  in  DGI:

As previously reported, the Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc.) ("DGI") that was written down to zero in 2001. DGI had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, DGI closed on certain new short-term financing. Under the terms of the agreement, DGI issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of DGI management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of DGI preferred stock exercisable through October 2003. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of DGI preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from DGI (rent is due at $12,367 per month). For financial reporting purposes, the Company will attribute no value to the shares received under this arrangement. DGI management believes that the new short-term financing, together with its expected limited revenues during 2003, should enable DGI to continue operating into the first quarter of 2004. As a result of the short-term financing obtained by DGI, the Company's fully diluted interest in DGI was reduced, and will increase to 23.4% upon the receipt of the DGI stock in lieu of rent over the 12-month period.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three and six month periods ended June 28, 2003, which should be read in conjunction with the Company's December 31, 2002 financial statements.

                              Results of Operations
                              ---------------------

Quarter  Ended  June  28,  2003  vs.  Quarter  Ended  June  30,  2002
---------------------------------------------------------------------

For the quarter ended June 28, 2003, the Company incurred a net loss of $1,195,000 or $0.14 per diluted share on net sales of $10,747,000 compared with net income of $846,000 or $0.10 per diluted share on net sales of $16,113,000 for the second quarter of 2002.

Net sales decreased $5,366,000 or 33.3% for the quarter ended June 28, 2003 as compared to the corresponding quarter of the prior year. Net sales for the 2003 quarter have been negatively affected both in the United States and in export markets by the continuing weakness in the market for life science equipment. All of the Company's product lines were impacted by lower sales volume during the quarter. The backlog of unfilled orders increased to $6,097,000 at June 28, 2003 from $5,453,000 at March 29, 2003 due primarily to increased orders for the Company's new sterilizable-in-place fermentors.

Gross profit for the 2003 quarter of $3,455,000 is down 46.3% from the $6,437,000 reported in the second quarter of 2002 due primarily to the decrease in net sales and unabsorbed manufacturing overhead due to lower manufacturing activity, a less favorable product mix and downward pressure on prices. Consolidated gross margins decreased to 32.1% for the 2003 quarter from 39.9% for the second quarter of 2002. The margin decrease is primarily attributable to the aforementioned unabsorbed manufacturing overhead, less favorable product mix and downward pressure on prices.

Selling, general and administrative expenses of $4,045,000 in 2003 decreased 6.1% compared with $4,308,000 in the 2002 quarter. The decrease resulted from the effect of a reduction-in-force effected in early April, reduced commission expense as a result of lower sales and the absense of incentive bonuses in 2003 due to the operating loss.

Research, development and engineering expenses increased 23.7% to $894,000 in 2003 from $723,000 in the 2002 quarter due primarily to the cost of prototypes, consultants and normal increases and expenditures related to the Company's product development program.

In response to the difficult market conditions currently being experienced, the Company effected a 9% reduction-in-force at its Edison, New Jersey facility in April 2003, which resulted in a second quarter charge of approximately $100,000 for employee severance and related benefits included in operating costs and expenses.

Interest income increased to $19,000 in the 2003 quarter from $8,000 in the prior year quarter due to higher average invested cash, partially offset by lower interest rates.

Interest expense decreased to $106,000 in the 2003 quarter from $121,000 in 2002 due primarily to lower average outstanding debt due to normal repayments of principal .

Other expense of $14,000 in the 2003 quarter compares with other income of $8,000 in the 2002 quarter. The change is due primarily to greater realized foreign exchange losses during the 2003 quarter.

Income tax benefit for the three months ended June 28, 2003 was $390,000, an effective rate of 24.6% compared with income tax expense of $455,000 in 2002, an effective rate of 35.0%. The 2003 tax benefit effective tax rate is lower than the rate utilized in 2002 due to the valuation allowance established on the deferred tax asset as a result of the inability to carryback losses at certain of the Company's European subsidiaries.

Six  Months  Ended  June  28,  2003  vs.  Six  Months  Ended  June  30,  2002
-----------------------------------------------------------------------------
For the six months ended June 28, 2003, the Company incurred a net loss of $1,627,000 or $0.19 per diluted share on net sales of $22,332,000 compared with net income of $1,412,000 or $0.16 per diluted share on net sales of $29,376,000 for the first half of 2002.

Net sales decreased $7,044,000 or 24.0% for the six months ended June 28, 2003 as compared to the corresponding period of the prior year. Net sales for the 2003 period have been negatively affected both in the United States and in export markets by the continuing weakness in demand for life science equipment. All of the Company's product lines were impacted by lower sales volume during the period. The backlog of unfilled orders decreased to $6,097,000 at June 28, 2003 from $6,668,000 at December 31, 2002 due primarily to an overall lower level of orders during the first six months of 2003, the exception being the Company's new sterilizable-in-place fermentors for which the backlog increased approximately $500,000 during the period.

Gross profit for the 2003 first half of $7,648,000 is down 36.9% from the $12,117,000 reported in the first half of 2002 due primarily to the decrease in net sales and unabsorbed manufacturing overhead due to lower manufacturing activity, a less favorable product mix and downward pressure on prices. Consolidated gross margins decreased to 34.2% for the 2003 period from 41.2% for the first six months of 2002. The margin decrease is primarily attributable to the aforementioned unabsorbed manufacturing overhead, less favorable product mix and downward pressure on prices.

Selling, general and administrative expenses of $8,149,000 in 2003 decreased 3.2% compared with $8,418,000 in the 2002 period. The decrease resulted from the effect of a reduction-in-force effected in April, reduced commission accruals as a result of lower sales and the absense of incentive bonus accruals in 2003 due to the operating loss.

Research, development and engineering expenses increased 32.5% to $1,751,000 in 2003 from $1,322,000 in the 2002 period due primarily to normal increases and expenditures related to the Company's product development program including the cost of prototypes and consultants.

Interest income increased to $37,000 in the 2003 period from $17,000 in the prior year period due to higher average invested cash, partially offset by lower interest rates.

Interest expense decreased to $220,000 in the 2003 period from $236,000 in 2002 due primarily to lower average outstanding debt due to normal repayments of principal.

Other income of $130,000 in the 2003 period compares with other income of $14,000 in the 2002 period. The change is due primarily to a $201,000 gain on the sale of property partially offset by greater realized foreign exchange losses during the 2003 period.

Income tax benefit for the six months ended June 28, 2003 was $678,000, an effective rate of 29.4% compared with income tax expense of $760,000 in 2002, an effective rate of 35.0%. The 2003 tax benefit effective tax rate is lower than the rate utilized in 2002 due to the valuation allowance established on the deferred tax asset as a result of the inability to carryback losses at certain of the Company's European subsidiaries.

                               Financial Condition
                               -------------------

Liquidity  and  Capital  Resources
----------------------------------

Working capital decreased to $24,608,000 at June 28, 2003 from $26,251,000 at December 31, 2002.

Inventories increased to $13,399,000 at June 28, 2003 from $11,676,000 at December 31, 2002 principally as a result of purchases for various shaker and freezer products where actual sales were less than expected as well as increases related to new shaker products. Inventories also increased to support the Company's new sterilizable-in-place fermentors for which the backlog increased by approximately $500,000 during the first half of 2003.

Net cash used in operating activities was $2,091,000 in the first six months of 2003 as compared with cash provided of $940,000 in the first six months of 2002. The $2,091,000 of cash used in operating activities for the first six months of 2003 was due to changes in operating assets and liabilities in the ordinary course of business, primarily (i) net loss of $1,627,000, (ii) a gain on sale of property of $202,000, (iii) an increase in inventories of $1,589,000 to support the new sterilizable-in-place fermentors and shaker products as well as purchases for various shaker and freezer products where actual sales were less than expected, (iv) an increase in prepaid expenses and other current assets of $104,000, and (v) a decrease in accounts payable and accrued expenses of $1,792,000 primarily due to payments of 2002 year end accrued bonuses and commissions during 2003, no bonus accruals and lower commission accruals during

2003 and a lower level of accrued income taxes due to the losses incurred during the first six months of 2003, partially offset by (i) depreciation and amortization of $624,000, (ii) a decrease in accounts receivable of $2,420,000 due to the lower sales volume, and (iii) an increase in advance payments from customers of $221,000.

Net cash used in investing activities amounted to $718,000 in the first six months of 2003 as compared with $334,000 in the first six months of 2002 and primarily represented capital expenditures for equipment partially offset by $261,000 from the sale of property and equipment in 2003. During the second half of 2003 the Company expects to take delivery of a piece of CNC equipment for its sheet metal operations which has both laser and punching capabilities at a cost of approximately $900,000 as well as a number of normal replacements and upgrades of other equipment.

Net cash used in financing activities amounted to $28,000 in the first six months of 2003 as compared with net cash provided of $680,000 in the first six months of 2002. Both periods reflect the repayment of long-term debt and the 2003 and 2002 periods include $98,000 and $801,000, respectively, of proceeds resulting from the exercise of stock options under the Company's stock option plans and the purchase of shares under the Company's employee stock purchase plan.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At June 28, 2003, $150,000 and $167,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

On March 15, 2002, the Company and Wachovia Bank, National Association (formerly First Union National Bank) ("the Bank") entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component, which remains at December 1, 2006. No other provisions of the Bank Agreement were materially amended. The $29.5 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million Revolving Line of Credit for equipment acquisition purposes, a $12.5 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 125 basis points or libor plus 125 basis points, at the discretion of the Company. At June 28, 2003, the bank's prime rate was 4.0% and libor was 1.12%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at June 28, 2003.

At June 28, 2003, $4,754,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $359,000 was being utilized for letters of credit and zero for foreign exchange transactions. The following amounts were available at June 28, 2003 under the Bank Agreement:
$4,641,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $7,746,000 for acquisitions and $10,000,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2003. At June 28, 2003 the balance of the notes was $412,000.

The Company's contractual obligations and commitments principally include obligations associated with outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:


                           Payments Due by Period as of June 28, 2003
                           --------------------------------------------
                                         (In thousands)
Contractual Obligations:
                                                                          Within.  1-2     3-4    After 4
                                                                  Total . 1 Year   Years   Years    Years
                                                                  -------  ------  -------- ------ ------
Long-term debt, notes and
 credit facility. . . . .                                       $ 5,483  $  387  $    830  $4,184  $   82
Operating leases. . . . .                                         3,936     852     1,241     790   1,053
                                                                 ------  ------  --------  ------  ------
Total contractual
 cash obligations . . . .                                       $ 9,419  $1,239  $  2,071  $4,974  $1,135
                                                                =======  ======  ========  ======  ======



As previously reported, the Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc.) ("DGI") that was written down to zero in 2001. DGI had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, DGI closed on certain new short-term financing. Under the terms of the agreement, DGI issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of DGI management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of DGI preferred stock exercisable through October 2003. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of DGI preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from DGI (rent is due at $12,367 per month). For financial reporting purposes, the Company will attribute no value to the shares received under this arrangement. DGI management believes that the new short-term financing, together with its expected limited revenues during 2003, should enable DGI to continue operating into the first quarter of 2004. As a result of the short-term financing obtained by DGI, the Company's fully diluted interest in DGI was reduced and will increase to 23.4% upon the receipt of the DGI stock in lieu of rent over the 12-month period.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

                          Critical Accounting Policies
                          ----------------------------

No changes have been made in the Company's critical accounting policies during the six months ended June 28, 2003.

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

No reports on Form 8-K have been filed during the quarter ended June 28, 2003 with the exception of the report related to the reporting of the Company's earnings press release for the quarter ended March 28, 2003.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     August  11,  2003               /s/  David  Freedman
                                          --------------------
                                          David  Freedman
                                          Chairman  and
                                          Chief  Executive  Officer




Date:     August  11,  2003               /s/  Samuel  Eichenbaum
                                          -----------------------
                                          Samuel  Eichenbaum
                                          Vice  President,  Finance  and
                                          Chief  Financial  Officer
                                          (Principal  Accounting  Officer)

                                                                      EXHIBIT 31

                                  CERTIFICATION


I,  David  Freedman,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of New Brunswick Scientific Co., Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




Date:  August  11,  2003               /s/  David  Freedman
                                       --------------------
                                       Chairman  and
                                       Chief  Executive  Officer

                                                                      EXHIBIT 31

                                  CERTIFICATION


I,  Samuel  Eichenbaum,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of New Brunswick Scientific Co., Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role  in  the  Registrant's  internal  control over financial reporting.






Date:  August  11,  2003               /s/  Samuel  Eichenbaum
                                       -----------------------
                                       Vice  President,  Finance  and
                                       Chief  Financial  Officer

                                                                      EXHIBIT 32



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

August  11,  2003                    /s/  David  Freedman
                                     --------------------
                              Name:  David  Freedman
                                     Chairman  and
                                     Chief  Executive  Officer



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

August  11,  2003                    /s/  Samuel  Eichenbaum
                                     -----------------------
                              Name:  Samuel  Eichenbaum
                                     Vice  President,  Finance  and
                                     Chief  Financial  Officer


A signed original of this written statement required by Section 906 has been provided to New Brunswick Scientific Co., Inc. and will be retained by New Brunswick Scientific Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------



Exhibit No.                  Exhibit                                                                       Page No.
-----------  --------------------------------------------  --------------------------------------------------------

31. . . . .  Section 302 Certfication - David Freedman                                                           21

31. . . . .  Section 302 Certfication - Samuel Eichenbaum                                                        22

32. . . . .  Section 906 Certifications                                                                          23

3.b          Restated By-Laws of the Company, as amended and restated


