Form 10-Q
period 2003-09-27
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2003-11-12
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  September  27,  2003     Commission  File  No.  0-6994
                                                                          ------




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


Indicate by checkmark whether the registrant is an accelerated filer (as defined
in  Rule  12b-2  of  the  Act).  Yes          No  X
                                                  -



There  are  8,609,475  Common  shares  outstanding  as  of  November  3,  2003.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index





                                                                                    PAGE NO.
                                                                                   ---------


PART I. .FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     September 27, 2003 and December 31, 2002 . . . . . . . .                              3

    Consolidated Statements of Operations -
     Three and Nine Months Ended September 27, 2003 and
      September 30, 2002. . . . . . . . . . . . . . . . . . .                              4

    Consolidated Statements of Cash Flows -
     Nine Months Ended September 27, 2003 and
       September 30, 2002 . . . . . . . . . . . . . . . . . .                              5

    Consolidated Statements of Comprehensive (Loss) Income  -
     Three and Nine Months Ended September 27, 2003 and
      September 30, 2002. . . . . . . . . . . . . . . . . . .                              6

    Notes to Consolidated Financial Statements. . . . . . . .                              7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition. . . . . . . . . .                             13


PART II..OTHER INFORMATION                                                                21

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                     ASSETS
                                     ------



                                                          September 27,    December 31,
                                                                    2003            2002
                                                          ---------------  --------------
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . .  $        7,392   $       9,718
  Accounts receivable, net . . . . . . . . . . . . . . .           8,217           9,991
  Inventories:
    Raw materials and sub-assemblies . . . . . . . . . .           5,419           4,514
    Work-in-process. . . . . . . . . . . . . . . . . . .           2,625           1,705
    Finished goods . . . . . . . . . . . . . . . . . . .           5,060           5,457
                                                          ---------------  --------------
      Total inventories. . . . . . . . . . . . . . . . .          13,104          11,676
  Deferred income taxes. . . . . . . . . . . . . . . . .             962             962
  Prepaid expenses and other current assets. . . . . . .           1,551             766
                                                          ---------------  --------------

    Total current assets . . . . . . . . . . . . . . . .          31,226          33,113
                                                          ---------------  --------------

Property, plant and equipment, net . . . . . . . . . . .           5,706           5,615
Excess of cost over net assets acquired, net . . . . . .           4,848           4,707
Other assets . . . . . . . . . . . . . . . . . . . . . .           2,006           1,829
                                                          ---------------  --------------

                                                          $       43,786   $      45,264
                                                          ===============  ==============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Current Liabilities
--------------------------------------------------------
  Current installments of long-term debt . . . . . . . .  $          394   $         373
  Accounts payable and accrued expenses. . . . . . . . .           6,689           6,489
                                                          ---------------  --------------
    Total current liabilities. . . . . . . . . . . . . .           7,083           6,862
                                                          ---------------  --------------

Long-term debt, net of current installments. . . . . . .           5,013           5,213

Other liabilities. . . . . . . . . . . . . . . . . . . .           2,484           2,547

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par value per share,
   authorized 25,000,000 shares; issued and outstanding,
   2003 - 8,609,475 and 2002 - 7,790,796 . . . . . . . .             538             487
  Capital in excess of par . . . . . . . . . . . . . . .          51,722          47,959
  Accumulated deficit. . . . . . . . . . . . . . . . . .         (19,773)        (13,756)
  Accumulated other comprehensive loss . . . . . . . . .          (3,247)         (4,003)
  Notes receivable from exercise of stock options. . . .             (34)           ( 45)
                                                          ---------------  --------------
    Total shareholders' equity . . . . . . . . . . . . .          29,206          30,642
                                                          ---------------  --------------

                                                          $       43,786   $      45,264
                                                          ===============  ==============
See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended                    Nine Months Ended
                                                              September 27,        September 30,    September 27,    September 30,
                                                                      2003                 2002             2003             2002
                                                       --------------------  -------------------  ---------------  ---------------

Net sales . . . . . . . . . . . . . . . . . . . . . .  $            11,478   $           13,057   $       33,810   $       42,433

Operating costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . .                7,009                7,498           21,693           24,757
  Selling, general and administrative expenses. . . .                4,016                4,028           12,165           12,446
  Research, development and engineering expenses. . .                  775                  795            2,526            2,117
                                                       --------------------  -------------------  ---------------  ---------------

    Total operating costs and expenses. . . . . . . .               11,800               12,321           36,384           39,320
                                                       --------------------  -------------------  ---------------  ---------------

(Loss) income from operations
                                                                      (322)                 736           (2,574)           3,113
Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . .                   12                   15               49               32
  Interest expense. . . . . . . . . . . . . . . . . .                 (114)                (115)            (334)            (351)
  Other, net. . . . . . . . . . . . . . . . . . . . .                  (35)                (158)              95             (144)
                                                       --------------------  -------------------  ---------------  ---------------
                                                                      (137)                (258)            (190)            (463)
                                                       --------------------  -------------------  ---------------  ---------------
(Loss) income before income tax (benefit) expense . .                 (459)                 478           (2,764)           2,650
Income tax (benefit) expense. . . . . . . . . . . . .                  263                  220             (415)             980
                                                       --------------------  -------------------  ---------------  ---------------
Net (loss) income . . . . . . . . . . . . . . . . . .  $              (722)  $              258   $       (2,349)  $        1,670
                                                       ====================  ===================  ===============  ===============
Basic net (loss) income per share . . . . . . . . . .  $             (0.08)  $              .03   $         (.27)  $          .20
                                                       ====================  ===================  ===============  ===============
Diluted net (loss) income per share . . . . . . . . .  $             (0.08)  $              .03   $         (.27)  $          .19
                                                       ====================  ===================  ===============  ===============


Basic weighted average number of  shares outstanding.                8,606                8,489            8,584            8,375
                                                       ====================  ===================  ===============  ===============

Diluted weighted average number of shares outstanding                8,606                8,620            8,584            8,612
                                                       ====================  ===================  ===============  ===============



See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                                                          Nine Months Ended
                                                                                                     September 27  September 30,
                                                                                                         2003           2002
                                                                                           -------------------------------------




Cash flows from operating activities:
Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                                (2,349)  $ 1,670
Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .                                      903       859
  Gain on sale of property . . . . . . . . . . . . . . . . . . . . . . . . .                                     (201)        -

Change in related balance sheet accounts:
  Accounts and notes receivable. . . . . . . . . . . . . . . . . . . . . . .                                    2,014     4,119
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   (1,235)    1,358
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .                                     (760)     (167)
     Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                     (177)     (444)
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .                                     (155)   (1,561)
  Advance payments from customers. . . . . . . . . . . . . . . . . . . . . .                                      363    (1,393)
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                      (63)      (23)
                                                                              ----------------------------------------  --------
Net cash (used in) provided by operating activities. . . . . . . . . . . . .                                   (1,660)     4,418
                                                                              ----------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment . . . . . . . . . . . . . . . .                                     (963)     (462)
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . .                                      261         -
                                                                              ----------------------------------------  --------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .                                     (702)     (462)
                                                                              ----------------------------------------  --------

Cash flows from financing activities:
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .                                     (227)   (1,440)
  Proceeds from issue of shares under stock purchase  and option plans                                            140     1,154
  Payments on notes receivable related to exercised stock options. . . . . .                                       11        12
                                                                              ----------------------------------------  --------
Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .                                      (76)     (274)
                                                                              ----------------------------------------  --------

Net effect of exchange rate changes on cash. . . . . . . . . . . . . . . . .                                      112       154
                                                                              ----------------------------------------  --------
Net  (decrease) increase in cash and cash equivalents. . . . . . . . . . . .                                   (2,326)    3,836
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . .                                    9,718     3,794
                                                                              ----------------------------------------  --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . .  $                                 7,392   $ 7,630
                                                                              ========================================  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                                   332   $   352
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                      839       903
  Exchange of mature shares upon exercise of options . . . . . . . . . . . .                                        -       506

See notes to consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)
                                   (Unaudited)


                                                       Three Months Ended                     Nine Months Ended
                                           September 27,         September 30,        September 27,    September 30,
                                                          2003                 2002             2003             2002
                                           --------------------  -------------------  ---------------  --------------

Net (loss) income . . . . . . . . . . . .  $              (722)  $              258   $       (2,349)  $        1,670
Other comprehensive income:
  Foreign currency translation adjustment                  230                  (60)             756              842
                                           --------------------  -------------------  ---------------  --------------

Comprehensive (loss) income . . . . . . .  $              (492)  $              198   $       (1,593)  $        2,512
                                           ====================  ===================  ===============  ==============



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of September 27, 2003 and the results of its operations for the three and nine months ended September 27, 2003 and September 30, 2002 and its cash flows for the nine months ended September 27, 2003 and September 30, 2002. Interim results may not be indicative of the results that may be expected for the year.

During the first quarter of 2003, the Company adopted a 4 week, 4 week, 5 week quarterly closing schedule resulting in a reporting date of September 27, 2003. The effect of this change on the consolidated financial statements is not material.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K.

Note  2  -  Net  (loss)  income  per  share:

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding. Diluted net (loss) income per share is calculated by dividing net (loss) income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted net (loss) income per share. Information related to dilutive and antidilutive stock options is as follows: (in thousands of shares)


                               Three Months Ended                 Nine Months Ended
                      September 27,       September 30,      September 27,  September 30,
                                    2003               2002           2003           2002
                      ------------------  -----------------  -------------  -------------
Dilutive effect. . .                   -                131              -            237
Antidilutive options                 326                  -            326              -



Note  3  -  Long-term  debt  and  credit  agreement:

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At September 27, 2003, $137,000 and $162,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.


On March 15, 2002, the Company and Wachovia Bank, National Association (formerly First Union National Bank) ("the Bank") entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component, which remains at December 1, 2006. On September 26, 2003 the Bank Agreement was further amended to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement and to reduce the acquisition line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003, a change in the minimum equity that must be maintained as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment (expected to be September 30, 2004), all of the terms, financial ratios and requirements as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. The $27.0 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million revolving line of credit for equipment acquisition purposes, a $10 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 75 basis points or libor plus 175 basis points, at the discretion of the Company. At September 27, 2003, the bank's prime rate was 4.0% and libor was 1.125%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, as amended, at September 27, 2003 and expects to be in Compliance with such covenants through at least September 30, 2004.

At September 27, 2003, $4,693,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $140,000 was being utilized for letters of credit and $56,000 for foreign exchange transactions. The following amounts were available at September 27, 2003 under the Bank Agreement: $4,860,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $5,307,000 for acquisitions and $9,944,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2003. At September 27, 2003 the balance of the notes was $415,000.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting
Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entitles ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The Company believes this Interpretation will not have a material effect on its financial position or results of operations.

Note  5  -  Contingencies:

In June 2003, the U.S. Department of Commerce notified the Company that it believes the Company may have failed to comply with certain export control requirements in connection with certain equipment sales to Asia. The applicable statutory framework gives the Commerce Department authority to impose civil monetary penalties (up to a maximum of $176,000 based on the agency's preliminary assessment) and other sanctions. The Company responded to the agency's invitation to settle the matter informally and has provided an explanation of the transactions in question and information about the Company's compliance measures. The Company has made a settlement offer, which it has accrued, in an amount significantly lower than $176,000 reflecting the Company's belief that the matter should be settled at a substantially reduced level. While the ultimate outcome of this matter cannot be determined at this time, management believes that it will not have a material effect on the Company's financial condition or liquidity but could have a material effect on the Company's results of operations in any one period.

Note  6  -  Stockholders'  Equity:

On February 20, 2003 and February 12, 2002, respectively, the Company declared 10% stock dividends. The February 20, 2003 stock dividend was paid on May 15, 2003 to shareholders of record as of April 18, 2003. The weighted average number of shares outstanding used in the computation of basic and diluted (loss) income per share for the 2002 periods have been restated to reflect this dividend.

At September 27, 2003, the Company has stock based employee compensation plans. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net (loss) income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:


                                                            Three Months Ended                    Nine Months Ended
                                                  September 27,         September 30,       September 27,    September 30,
                                                                 2003                 2002            2003             2002
                                                  --------------------  ------------------  ---------------  --------------
Net (loss) income, as reported:. . . . . . . . .  $              (722)  $              258  $       (2,349)  $        1,670

Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects                  100                  106             340              359
                                                  --------------------  ------------------  ---------------  --------------
Pro forma net (loss) income. . . . . . . . . . .  $              (822)  $              152  $       (2,689)  $        1,311

Net (loss) income per share:
  Basic-as reported. . . . . . . . . . . . . . .  $              (.08)  $              .03  $         (.27)  $          .20
  Basic-pro forma. . . . . . . . . . . . . . . .  $              (.10)  $              .02  $         (.31)  $          .16

  Diluted-as reported. . . . . . . . . . . . . .  $              (.08)  $              .03  $         (.27)  $          .19
  Diluted-pro forma. . . . . . . . . . . . . . .  $              (.10)  $              .02  $         (.31)  $          .15



The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                                Three Months Ended                    Nine Months Ended
                                              September 27,      September 30,   September 27,    September 30,
                                                      2003               2002            2003             2002
                                        ------------------  -----------------  ---------------  ---------------
Expected life (years). . . . . . . . .                   -                  -            6.0             5.2
Expected volatility. . . . . . . . . .                   -                  -           75.80%           63.67%

Expected dividend yield. . . . . . . .                   -                  -              -                -
Risk-free interest rate. . . . . . . .                   -                  -            3.10%            4.34%

Weighed average fair value of options
  granted during the period. . . . . .                   -                  -  $         4.90   $         3.09



Note  7  -  Reclassifications:

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 financial statement presentation.

Note  8  -  Investment  in  Antyra  Inc.:

As previously reported, the Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc.) ("Antyra") that was written down to zero in 2001. Antyra had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, Antyra closed on certain new short-term financing. Under the terms of the agreement, Antyra issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of Antyra management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of Antyra preferred stock exercisable through October 2003. At October 31, 2003, BankInvest chose not to exercise the warrant and it has expired. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation, to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of Antyra preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from Antyra (rent is due at $12,367 per month). For financial reporting purposes, the Company will attribute no value to the shares received under this arrangement. Antyra management believes that the new short-term financing, together with its expected limited revenues during 2003, should enable Antyra to continue operating into the first quarter of 2004. As a result of the short-term financing obtained by Antyra, the Company's fully diluted interest in Antyra was reduced and will increase to 23.4% upon the receipt of the Antyra stock in lieu of rent over the 12-month period.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three and nine month periods ended September 27, 2003 and September 30, 2002, respectively, which should be read in conjunction with the Company's December 31, 2002 financial statements.

                              Results of Operations
                              ---------------------

Quarter  Ended  September  27,  2003  vs.  Quarter  Ended  September  30,  2002
-------------------------------------------------------------------------------

For the quarter ended September 27, 2003, the Company incurred a net loss of $722,000 or $0.08 per diluted share on net sales of $11,478,000 compared with net income of $258,000 or $0.03 per diluted share on net sales of $13,057,000 for the third quarter of 2002.

Net sales decreased $1,579,000 or 12.1% for the quarter ended September 27, 2003 as compared to the corresponding quarter of the prior year. Net sales for the 2003 quarter have been negatively affected both in the United States and in Europe by the lingering weakness in the market for life science equipment, however export sales to other areas, particularly to Asia, have strenghtened. Sales of the Company's shakers (particularly those sold through Fisher Scientific) and cell culture products were primarily impacted by lower sales volume during the quarter partially offset by increased sales of ultra-low temperature freezers. The backlog of unfilled orders increased to $8,494,000 at September 27, 2003 from $6,097,000 at June 28, 2003 due primarily to increased orders for the Company's new sterilizable-in-place fermentors, other fermentation products and new Innova 44 incubator shakers.

Gross profit for the 2003 quarter of $4,469,000 is down 19.6% from the $5,559,000 reported in the third quarter of 2002 due primarily to the decrease in net sales and unabsorbed manufacturing overhead due to lower manufacturing activity. Consolidated gross margins decreased to 38.9% for the 2003 quarter from 42.6% for the third quarter of 2002, however, margins improved considerably from the 32.1% realized during the second quarter of 2003. The margin decrease is primarily attributable to the aforementioned unabsorbed manufacturing overhead, and downward pressure on prices.

Selling, general and administrative expenses of $4,016,000 in 2003 decreased slightly when compared with $4,028,000 in the 2002 quarter. During the third quarter of 2003 the Company relocated certain operations and assigned the lease for a facility in the United Kingdom to another company incurring approximately $270,000 of related expenses in the quarter. The assignment will relieve the Company from the on-going expenses of the facility, which will result in annual savings of approximately $160,000, net of the costs of a new, smaller leased facility. Offsetting the aforementioned $270,000 of lease related expenses was a reduction in expenses from the effect of a reduction-in-force effected in early April and reduced commission expense as a result of lower sales.

Research, development and engineering expenses of $775,000 in 2003 were down slightly from $795,000 in the 2002 quarter.

Interest income decreased to $12,000 in the 2003 quarter from $15,000 in the prior year quarter due to lower interest rates.

Interest expense remained relatively flat at $114,000 compared with $115,000 for the prior year quarter.

Other expense, net of $35,000 in the 2003 quarter compares with other expense, net of $158,000 in the 2002 quarter. The change is due primarily to equity in loss of Antyra Inc.(formerly DGI BioTechnologies, Inc.) incurred during the third quarter of 2002.

For the three months ended September 27, 2003 $263,000 of income tax expense was provided despite a pre tax loss of $459,000. The need for a tax expense rather than a tax benefit for the quarter resulted from the current estimated losses of the Company's foreign subsidiaries for the balance of the year. At the end of the previous quarter, based on loss estimates for the full year for those subsidiaries, it appeared that an overall effective tax benefit rate of 30% would be necessary for the year. However, the current fourth quarter estimate, together with actual third quarter results for those subsidiaries, indicate that a tax benefit rate of 15% for the year ended December 31, 2003 will be required. Since the ability to carryback losses is limited, no financial tax benefit has been recognized for certain of the losses incurred. Consequently, the reduction in the effective tax benefit rate of 30% used for the first six months of the year to 15% has resulted in a tax expense of $263,000 for the third quarter in order to reflect an effective tax benefit of 15% for the nine months ended September 27, 2003. In addition, the 2002 effective tax rate of 41.8% is higher than might be expected due to the valuation allowance established in 2002 on the deferred tax asset as a result of the inability to carryback losses at certain of the Company's European subsidiaries and the equity in loss of Antyra, Inc. in 2002 for which no tax benefit was recorded.


Nine  Months  Ended  September 27, 2003 vs. Nine Months Ended September 30, 2002
--------------------------------------------------------------------------------
For the nine months ended September 27, 2003, the Company incurred a net loss of $2,349,000 or $0.27 per diluted share on net sales of $33,810,000 compared with net income of $1,670,000 or $0.19 per diluted share on net sales of $42,433,000 for the first nine months of 2002.

Net sales decreased $8,623,000 or 20.3% for the nine months ended September 27, 2003 as compared to the corresponding period of the prior year. Net sales for the 2003 period have been negatively affected both in the United States and in export markets by the lingering weakness in demand for life science equipment. All of the Company's product lines (including its shakers sold through Fisher Scientific) were impacted by lower sales volume during the period with the exception of ultra-low temperature freezers. The backlog of unfilled orders increased to $8,494,000 at September 27, 2003 from $6,668,000 at December 31, 2002 due primarily to increased orders for the Company's new sterilizable-in-place fermentors, other fermetation products and new Innova 44 incubator shakers.

Gross profit for the nine months ended September 27, 2003 of $12,117,000 is down 31.4% from the $17,676,000 reported in the first nine months of 2002 due primarily to the decrease in net sales and unabsorbed manufacturing overhead due to lower manufacturing activity, a less favorable product mix and downward pressure on prices. Consolidated gross margins decreased to 35.8% for the 2003 period from 41.7% for the first nine months of 2002. The margin decrease is primarily attributable to the aforementioned unabsorbed manufacturing overhead, less favorable product mix and downward pressure on prices.

Selling, general and administrative expenses of $12,165,000 in 2003 decreased 2.3% compared with $12,446,000 in the 2002 period. The decrease resulted from the effect of a reduction-in-force effected in April, reduced commission accruals as a result of lower sales and the absence of incentive bonus accruals in 2003 due to the operating loss. During the third quarter of 2003 the Company relocated certain operations and assigned the lease for a facility in the United Kingdom to another company incurring approximately $270,000 of expenses in the period. The assignment will relieve the Company from the on-going expenses of the facility, which will result in annual savings of approximately $160,000, net of the costs of a new, smaller leased facility.

Research, development and engineering expenses increased 19.3% to $2,526,000 in 2003 from $2,117,000 in the 2002 period due primarily to normal increases and expenditures related to the Company's product development program including the cost of prototypes and consultants.

Interest income increased to $49,000 in the 2003 period from $32,000 in the prior year period due to higher average invested cash, partially offset by lower interest rates.

Interest expense decreased to $334,000 in the 2003 period from $351,000 in 2002 due primarily to lower average outstanding debt due to normal repayments of principal.

Other income of $95,000 in the 2003 period compares with other expense of $144,000 in the 2002 period. The change is due primarily to a $201,000 gain on the sale of property during 2003 partially offset by greater realized foreign exchange losses during the 2003 period. The 2002 period includes $150,000 of equity in loss in Antyra Inc.

Income tax benefit for the nine months ended September 27, 2003 was $415,000, an effective rate of 15% compared with income tax expense of $980,000 in 2002, an effective rate of 37%. The 2003 effective tax benefit rate is lower than the rate utilized in 2002 due to the inability to carryback losses incurred by certain of the Company's European subsidiaries resulting in the recognition of no financial statement tax benefit and the equity in loss of Antyra, Inc. in 2002 for which no tax benefit was recorded.

                               Financial Condition
                               -------------------
Liquidity  and  Capital  Resources
----------------------------------

Working capital decreased to $24,143,000 at September 27, 2003 from $26,251,000 at December 31, 2002. The decrease is primarily due to decreases in cash and accounts receivable partially offset by an increase in inventories.

Inventories increased to $13,104,000 at September 27, 2003 from $11,676,000 at December 31, 2002 principally as a result of purchases and work-in-process related to new sterilizable-in-place fermentors as well as existing fermentors and the new Innova 44 incubator shakers.

Net cash used in operating activities was $1,660,000 in the first nine months of 2003 as compared with cash provided of $4,418,000 in the first nine months of 2002. The $1,660,000 of cash used in operating activities for the first nine months of 2003 was due to changes in operating assets and liabilities in the ordinary course of business, primarily (i) net loss of $2,349,000, (ii) a gain on sale of property of $201,000, (iii) an increase in inventories of $1,235,000 primarily to support the new sterilizable-in-place fermentors, other fermentation products and the new Innova 44 incubator shakers, (iv) an increase in prepaid expenses and other current assets of $760,000 due primarily to taxes receivable related to the benefit for income taxes recorded on the losses incurred during the 2003 period, (v) an increase in other assets of $177,000 due to an increase in cash surrender value of life insurance and (vi) a decrease in accounts payable and accrued expenses of $155,000, partially offset by (i) depreciation and amortization of $903,000, (ii) a decrease in accounts receivable of $2,014,000 due to the lower sales volume, and (iii) an increase in advance payments from customers of $363,000.

Net cash used in investing activities amounted to $702,000 in the first nine months of 2003 as compared with $462,000 in the first nine months of 2002 and primarily represented capital expenditures for equipment and leasehold improvements partially offset by $261,000 from the sale of property and equipment in 2003. During the fourth quarter of 2003 the Company took delivery of a piece of CNC equipment for its sheet metal operations which has both laser and punching capabilities at a cost of approximately $900,000.

Net cash used in financing activities amounted to $76,000 in the first nine months of 2003 as compared with net cash used of $274,000 in the first nine months of 2002. Both periods reflect the repayment of long-term debt and the 2003 and 2002 periods include $140,000 and $1,154,000, respectively, of proceeds resulting from the exercise of stock options under the Company's stock option plans and the purchase of shares under the Company's employee stock purchase plan.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.65%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At September 27, 2003, $137,000 and $162,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

On March 15, 2002, the Company and Wachovia Bank, National Association (formerly First Union National Bank) ("the Bank") entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the acquisition credit line component, which remains at December 1, 2006. On September 26, 2003 the Bank Agreement was further amended to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement and to reduce the acquisition line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003, a change in the minimum equity that must be maintained as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment (expected to be September 30, 2004), all of the terms, financial ratios and requirements as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. The $27.0 million secured line of credit provides the Company with a $5 million revolving credit facility for both working capital and letters of credit, a $2 million revolving line of credit for equipment acquisition purposes, a $10 million credit line for acquisitions and a $10 million foreign exchange facility. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 75 basis points or libor plus 175 basis points, at the discretion of the Company. At September 27, 2003, the bank's prime rate was 4.0% and libor was 1.125%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, as amended, at September 27, 2003 and expects to be in Compliance with such covenants through at least September 30, 2004.

At September 27, 2003, $4,693,000 was outstanding under the Bank Agreement related to acquisition loans bearing fixed interest at 8% per annum, $140,000 was being utilized for letters of credit and $56,000 for foreign exchange transactions. The following amounts were available at September 27, 2003 under the Bank Agreement: $4,860,000 for working capital and letters of credit, $2,000,000 for equipment acquisitions, $5,307,000 for acquisitions and $9,944,000 under the foreign exchange facility.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments commencing November 2003. At September 27, 2003 the balance of the notes was $415,000.

The Company's contractual obligations and commitments principally include obligations associated with outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:


                                                             Payments Due by Period as of September 27, 2003
                                                           -------------------------------------------------
                                                                               (In thousands)
 Contractual Obligations:
                                                                              Within.  1-2     3-4  After 4
                                                                       Total  1 Year  Years   Years   Years
                                                                       ------  -----  -----  ------  ------
Long-term debt, notes and
 credit facility. . . . .  $                                           5,407  $  394  $    855  $4,119  $ 39
Operating leases. . . . .                                              3,723     852     1,241     790   840
                           -------------------------------------------------  ------  --------  ------  ----
Total contractual
 cash obligations . . . .  $                                           9,130  $1,246  $  2,096  $4,909  $879
                           =================================================  ======  ========  ======  ====




As previously reported, the Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc.) ("Antyra") that was written down to zero in 2001. Antyra had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, Antyra closed on certain new short-term financing. Under the terms of the agreement, Antyra issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of Antyra management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of Antyra preferred stock exercisable through October 2003. At October 31, 2003, BankInvest chose not to exercise the warrant and it has expired. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation, to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of Antyra preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from Antyra (rent is due at $12,367 per month). For financial reporting purposes, the Company will attribute no value to the shares received under this arrangement. Antyra management believes that the new short-term financing, together with its expected limited revenues during 2003, should enable Antyra to continue operating into the first quarter of 2004. As a result of the short-term financing obtained by Antyra, the Company's fully diluted interest in Antyra was reduced and will increase to 23.4% upon the receipt of the Antyra stock in lieu of rent over the 12-month period.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting
Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. "FIN 46" requires certain variable interest entitles ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The Company believes this Interpretation will not have a material effect on its financial position or results of operations.

                          Critical Accounting Policies
                          ----------------------------

No changes have been made in the Company's critical accounting policies during the nine months ended September 27, 2003.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item  1.  Legal  Proceedings
----------------------------

In June 2003, the U.S. Department of Commerce notified the Company that it believes the Company may have failed to comply with certain export control requirements in connection with certain equipment sales to Asia. The applicable statutory framework gives the Commerce Department authority to impose civil monetary penalties (up to a maximum of $176,000 based on the agency's preliminary assessment) and other sanctions. The Company responded to the agency's invitation to settle the matter informally and has provided an explanation of the transactions in question and information about the Company's compliance measures. The Company has made a settlement offer, which it has accrued, in an amount significantly lower than $176,000 reflecting the Company's belief that the matter should be settled at a substantially reduced level. While the ultimate outcome of this matter cannot be determined at this time, management believes that it will not have a material effect on the Company's financial condition or liquidity but could have a material effect on the Company's results of operations in any one period.

Item  2.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The information required by Item 3 has been disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change in the disclosures regarding market risk.

Item  3.  Controls  and  Procedures
-----------------------------------

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the period ended September 30, 2003.

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

Item  4.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

No reports on Form 8-K have been filed during the quarter ended September 27, 2003 with the exception of the report filed on September 3, 2003 reporting the retirement and resignation of Sigmund Freedman, the Treasurer, a director and co-founder of the Company.

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

                              NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                              --------------------------------------
                                           (Registrant)




Date:     November  10,  2003               /s/  David  Freedman
                                            --------------------
                                            David  Freedman
                                            Chairman  and
                                            Chief  Executive  Officer




Date:     November  10,  2003               /s/  Samuel  Eichenbaum
                                            -----------------------
                                            Samuel  Eichenbaum
                                            Vice  President,  Finance,
                                            Chief  Financial  Officer
                                            and  Treasurer
                                            (Principal  Accounting  Officer)

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




Date:  November  10,  2003               /s/  David  Freedman
                                         --------------------
                                         Chairman  and
                                         Chief  Executive  Officer

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



Date:  November  10,  2003               /s/  Samuel  Eichenbaum
                                         -----------------------
                                         Vice  President,  Finance,
                                         Chief  Financial  Officer
                                         and  Treasurer

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

November  10,  2003                    /s/  David  Freedman
                                       --------------------
                                       Name:  David  Freedman
                                       Chairman  and
                                       Chief  Executive  Officer



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

November  10,  2003                    /s/  Samuel  Eichenbaum
                                       -----------------------
                                       Name:  Samuel  Eichenbaum
                                       Vice  President,  Finance,
                                       Chief  Financial  Officer
                                       and  Treasurer


A signed original of this written statement required by Section 906 has been provided to New Brunswick Scientific Co., Inc. and will be retained by New Brunswick Scientific Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.     Exhibit                                              Page No.
-----------     -------                                              --------

    31     Section 302 Certification - David Freedman                      21

    31     Section 302 Certification - Samuel Eichenbaum                   22

    32     Section 906 Certifications                                      23

    3b     Restated  By-Laws  of  the  Company,  as  amended  and  restated

  10-33 Sixth Amendment to Credit Agreement between New Brunswick Scientific Co., Inc. and Wachovia Bank, National Association (previously First Union National Bank) dated April 1, 1999