Form 10-K
period 2003-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2004-03-04
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $35,989,663 as of February 10, 2004. This figure was calculated by reference to the high and low prices of such stock on February 10, 2004.

The number of shares outstanding of the Registrant's Common stock as of February 10, 2004: 8,638,475.

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Proxy Statement and Annual Report to be filed within 120 days after the end of the fiscal year 2003, are incorporated in Part III herein. The EXHIBITS INDEX is on Page 61.

                                     ------
                                     PART I
                                     ------

ITEM  1.     BUSINESS
             --------

     New Brunswick Scientific Co., Inc. and its subsidiaries ("NBS" or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth, detection and storage of biological cultures. This equipment is used in medical, biological, chemical, and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, ultra-low temperature freezers, CO2 incubators, nutrient sterilizing and dispensing equipment, tissue culture apparatus and air samplers.

NBS was incorporated in 1958 as the successor to a business founded in 1946 by David and Sigmund Freedman, its principal stockholders and, until August 31, 2003, two of its directors and executive officers. Sigmund Freedman retired as a Director and as Treasurer of the Company effective August 31, 2003. The Company owns its 243,000 square foot headquarters and primary production facility located on 17 acres of land in Edison, New Jersey.

On November 14, 2003, the Company acquired all of the outstanding common stock of RS Biotech Laboratory Equipment Limited (RS Biotech), a United Kingdom corporation located in Irvine, Scotland. The purchase price consisted of 975,000 ($1,645,000 at the date of acquisition) in cash and 975,000 ($1,645,000 at the date of acquisition) in notes, payable 487,500 on the first and second anniversary, respectively, of the acquisition with interest at the lower of 6% or the base rate of the Bank of Scotland payable semi-annually. In addition, the Company is obligated to pay up to an additional 300,000 if certain minimum unit sales of CO2 incubators are achieved. RS Biotech is in the business of designing, developing and manufacturing CO2 Incubators for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of RS Biotech have been included in the Company's consolidated financial statements from November 14, 2003.

     As previously reported, the Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc.) ("Antyra") that was written down to zero in 2001. Antyra had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, Antyra closed on certain new short-term financing. Under the terms of the agreement, Antyra issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of Antyra management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of Antyra preferred stock exercisable through October 2003. At October 31, 2003, BankInvest chose not to exercise the warrant and it has expired. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation, to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant, $80,000 of which they exercised. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of Antyra preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from Antyra (rent is due at $12,367 per month). For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement. We believe that any amount recorded would not be probable of recovery based on our estimate that the new short-term financing, together with its expected limited revenues during 2004, should only enable Antyra to continue operating as a going concern into the first quarter of 2004 without additional fundingAs a result of the short-term financing obtained by Antyra, the Company's fully diluted interest in Antyra was reduced and will increase to 23.4% upon the receipt of the Antyra stock in lieu of rent over the 12-month period.

     Due to the fact that Antyra has virtually exhausted its remaining operating capital and consequently, its continued viability and existence is dependent upon its raising additional capital by the end of March 2004.

     PRODUCTS
     --------

     Fermentation  Equipment  and  Bioreactors.  A fermentor is a device used to
     -----------------------------------------
create, maintain and control the physical, chemical and biochemical environmental conditions required for growing bacteria, yeast, fungi and other similar microorganisms. Bioreactors serve an identical purpose for the propagation of animal, insect and plant cells. The Company's fermentors and bioreactors range in size from small research models to larger systems that are used in cGMP production facilities.

NBS has supplied fermentors and bioreactors to universities, biotechnology and pharmaceutical company laboratories since the 1950's. NBS' fermentors and bioreactors are used in applications using microorganisms engineered by recombinant DNA techniques, immunology and the production of monoclonal antibodies. Animal and plant cells as well as bacteria and viruses are usually grown on a small scale for research purposes. As the process is scaled up (i.e., replicated, using larger volumes), physical and chemical parameters, such as pH, vessel pressure and chemical composition may change, and the equipment used may require increasingly sophisticated control systems. Scale-up, which is one of the important uses of the Company's pilot scale systems is a complex technical procedure critical to successful commercialization of biological processes. Pilot scale systems may be used to set parameters or to determine the feasibility of production at greater volumes, depending upon the goal of the customer. Particularly in the area of bioreactors, the Company has developed unique designs and has been issued patents to protect its technology. The Company's fermentors and bioreactors incorporate sophisticated instrumentation systems to measure, record and control a multiplicity of process variables.

     The Company manufactures digital instrumentation for control of fermentors and bioreactors. This instrumentation significantly enhances the utility of any size fermentor or bioreactor. Consisting of an operator display and a series of microprocessor-controlled instrument modules, this control unit uses software developed by the Company to simplify the operation of fermentors and bioreactors while enhancing their performance. It automatically monitors, displays, analyzes and makes immediately available, data concerning the culture process and permits automatic modification of the various growth conditions without the need of a host computer. This system is designed to replace manually operated controls as well as more complex and more costly automatic systems.

Biological Shakers.  Biological shakers perform a function similar to fermentors
------------------
and bioreactors, as they are also used in the process of propagating biological cultures. Under controlled conditions shakers agitate flasks containing biological cultures in a liquid media in which nutrients are dissolved. Nutrients are the source of energy needed for growth, while shaking provides the dissolved oxygen needed to permit life processes to take place within the microorganism. NBS Shakers are in worldwide use in biological laboratories for research, development and in some cases, for production of various medical, biological and chemical products. In addition, shakers are widely used in microbiological and recombinant DNA research.

The Company manufactures an extensive line of biological shakers ranging in size from portable laboratory benchtop models to large multi-tier industrial machines. Some models of the Company's shakers are designed to agitate flasks under controlled environmental conditions of temperature, atmosphere and light. Each shaker incorporates a variable speed controller and may be equipped to accommodate flasks of various sizes. To permit culture growth under constant and reproducible conditions, shakers manufactured by NBS are precision engineered and manufactured to agitate flasks uniformly and continuously over prolonged periods.

The Company manufactures three distinct lines of shakers. Its INNOVA line, which is its most sophisticated shaker, its C-Line which is intended primarily for sale through distributors and its I-Series which is manufactured exclusively for Fisher Scientific.

Ultra-Low  Temperature  Freezers.    Ultra-low  temperature ("ULT") freezers are
--------------------------------
utilized  in research, clinical and industrial applications.  They are primarily
--
used to store or conserve biological products that include specimens (cells, tissue), stock cultures (bacteria, viruses) and vaccines. ULT freezers have a temperature range of -50 degrees C to -86 degrees C and come in both upright and chest models of varying sizes.

The Company manufactures two distinct lines of ULT freezers. Five models in its space-saving line, which utilizes thin vacuum insulation panels provide up to a 30% increase in storage capacity over traditionally insulated models in the same footprint. The four models in our standard line offer an economical alternative and make use of conventional urethane insulating techniques.

To maximize storage capacity, the Company's space-saving freezers utilize a highly efficient thermal insulation panel to form thin vacuum insulation panels reducing the wall thickness resulting in increased storage capacity. The optional RS-485 interface allows remote control and data-logging of all five models in the space-saving range, which includes a "personal-sized" freezer for use on or under the bench, as well as two large upright and two chest-style units.

CO2  Incubators.  The  Company, through the acquisition of RS Biotech Laboratory
---------------
Equipment Limited in November 2003, manufactures a line of direct heat CO2 Incubators. CO2 Incubators are used in the life science industry to control the culture conditions of cells and tissues.

Nutrient Sterilizing and Dispensing Equipment.  The Company manufactures devices
---------------------------------------------
that automatically sterilize biological nutrients and then maintain those nutrients at the required temperature for subsequent use. As a complement to its nutrient sterilizers, NBS sells an apparatus which automatically fills culture dishes with sterile nutrient.

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

Other Scientific Products.  NBS distributes a line of centrifuges for separating
-------------------------
cells from fermentation broth and is the exclusive North American distributor of the NucleoCounter , an automated cell counting device for mammalian cells.

PRODUCT  DEVELOPMENT
--------------------

     NBS designs and develops substantially all the products it sells. Its personnel, who include biochemical, electrical, chemical, mechanical, electronic and software engineers as well as scientists and technical support staff, formulate plans and concepts for new products and improvements or modifications to existing products. The Company develops specialized software for use with its computer-coupled systems and all its microprocessor-controlled instrumentation systems.

RESEARCH  AND  DEVELOPMENT
--------------------------

     Research and development expenditures, all of which are sponsored by the Company, amounted to $3,035,000 in 2003, $2,453,000 in 2002 and $2,744,000 in
2001. Research expenditures related to Antyra, Inc. included in these amounts were zero in 2003 and 2002 and $1,312,000 in 2001. Twenty-six (26) of the Company's professional employees were engaged full time in research and development activities.

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

The raw materials used by the Company include stainless steel, carbon steel, copper, brass, aluminum and various plastics. Some components are purchased from others, including pumps, compressors, plumbing fittings, electrical and electronic components, gauges, meters, motors, glassware and general purpose hardware. Many of these components are built to the Company's specifications. NBS is not dependent upon any single supplier for any raw material or component, but delay in receipt of key components can affect the manufacturing schedule.
The Company's products are designed to operate continuously over long periods with precision and regularity so that research and production may be conducted under controlled, constant and reproducible conditions. The Company manufactures its products from materials which it selects as having characteristics necessary to meet its requirements. In addition, to ensure that its manufacturing processes result in products meeting exacting specifications and tolerances, NBS follows rigorous inspection procedures. NBS maintains a quality assurance department which is responsible for inspecting raw materials and parts upon arrival at its plant as well as inspecting products during manufacture. NBS' products are serviced at its plant and at its customers' premises by Company technicians or by distributors' technicians.

     MARKETING  AND  SALES
     ---------------------

     The Company sells its equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of federal, state and municipal government departments and agencies in the United States. While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers.

     Fisher Scientific is the exclusive U.S. distributor of the Company's C-Line and I-Series biological shakers. While Fisher is the exclusive U.S. distributor for these NBS shakers, NBS markets and sells its INNOVA shakers and other products on a direct basis. Fisher also distributes a few selected INNOVA models. Fisher Scientific is also the exclusive distributor for the Company's

C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and France. Fisher Scientific accounted for approximately 15.9%, 18.9% and 14.2%, respectively, of consolidated net sales during the years ended December 31, 2003, 2002 and 2001. Net sales to no other customer exceeded 10% of consolidated net sales in any year.

     NBS also sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions and governments. The major portion of its foreign sales are made in Canada, Western Europe, the Middle East, China, Japan, India, Taiwan and Brazil. NBS also sells its products in Eastern Europe, Africa, Asia and Latin America. These sales may be substantially affected by changes in the capital investment policies of foreign governments or by the availability of hard currency. These sales may also be affected by U.S. export control regulations applicable to scientific equipment. During 2003, net sales to foreign customers, which have been in the 50% range for many years, amounted to 50.5% of consolidated net sales.

For information concerning net sales in the United States and foreign countries, income (loss) from operations derived therefrom, identifiable assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 2003, see Note 11 of Notes to Consolidated Financial Statements. Export sales consist of all sales by the Company's domestic operations to customers located outside the United States. Hence, foreign sales include export sales.

Substantially all of the orders of the Company's domestic operations, including export orders are recorded in United States dollars. The Company's wholly-owned European subsidiaries book orders for equipment in local currencies and in some instances in United States dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the dollar had a substantial impact on the Company's consolidated financial statements, as measured in United States dollars. During 2003 the weakening of the U.S. dollar against the Pound and the Euro resulted in increases in accounts receivable and inventories of $596,000 and $637,000, respectively, and also had the effect of increasing net sales by $1,621,000.

Export sales are influenced by changes in the exchange rate of the dollar as those changes affect the cost of the Company's equipment to foreign customers. Certain countries, may not be able to make substantial capital purchases in dollars for economic or political reasons.

NBS maintains five European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited, in England, New Brunswick Scientific B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, New Brunswick Scientific NV/SA in Belgium and New Brunswick Scientific S.a.r.l. in France and with three offices, also sells on a direct basis in China.

     At December 31, 2003, NBS had a backlog of unfilled orders of $9,018,000, compared with $6,668,000 at the end of 2002. NBS expects to satisfy all of its existing backlog during the coming year.

COMPETITION
-----------

     The competitive factors affecting the Company's position as a manufacturer of biotechnology equipment include availability, reliability, ease of operation, the price of its products, its responsiveness to the technical needs and service requirements of customers, and product innovation.

NBS encounters competition from approximately 11 domestic and 15 foreign competitors in the sale of its products. The Company's principal competitors in the sale of fermentation equipment and bioreactors both in the United States and overseas are Sartorius BBI, a German company and Applikon, B.V., located in The Netherlands. The Company believes that Sartorius BBI has substantially greater financial resources than the Company.

The Company believes that it has the largest worldwide market share for biological shakers. Barnstead International and Thermo/Forma in the United States as well as several manufacturers in Europe are competitors of the Company in this market.

The Company, having begun in 2001 to sell ultra-low temperature freezers in the U.S., has a relatively small market share there but believes it has a substantial market share for freezers in the European market where it has been selling freezers for over 20 years. The Company's main competitors in the sale of freezers are Revco, Forma and Sanyo.

The Company, through the acquisition of RS Biotech Laboratory Equipment Limited in November 2003 began selling its own CO2 incubators. Since RS Biotech sold its CO2 incubators primarily in the United Kingdom, the Company believes it has a substantial market share in the UK and a relatively small market share in the rest of the world. The Company's main competitors in the sale of CO2 incubators are Thermo/Forma, Kendro, Sanyo, Nuaire, Thermo/Napco, Sheldon and Binder.

NBS encounters substantial competition in the sale of most of its other equipment where its sales do not represent major market shares.

     EMPLOYEES
     ---------

     NBS employs approximately 394 people, including 218 people engaged in manufacturing and supervision, 34 in research, development and engineering, 107 in sales and marketing, and 35 in administrative and clerical capacities. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2007. The Company considers its labor relations to be good.

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
             --------

     The Company's executive, administrative, engineering and domestic sales offices and its manufacturing operations, warehouse and other facilities are located in a Company-owned 243,000 square foot one-story steel and concrete block building situated on a 17-acre site in Edison, New Jersey. Approximately 50,000 square feet is office space, approximately 9,900 square feet is laboratory space, approximately 6,200 square feet is leased to Antyra, Inc., and the balance is devoted to manufacturing and warehouse facilities. The Company's NBS B.V. subsidiary owns its 22,825 square foot building in Nijmegen, The Netherlands.

The  Company's  wholly-owned  European subsidiaries lease facilities as follows:
New Brunswick Scientific (UK) Limited - 3,002 square feet, NBS Cryo-Research Limited - 24,664 square feet, RS Biotech Laboratory Equipment Limited - 6,000 square feet, NBS GmbH - 1,173 square feet and New Brunswick Scientific NV/SA - 1,990 square feet.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

No  material  legal  proceedings  are  currently  pending.

     In June 2003, the U.S. Department of Commerce notified the Company that it believes the Company may have failed to comply with certain export control requirements in connection with certain equipment sales to certain foreign customers. The applicable statutory framework gives the Commerce Department authority to impose civil monetary penalties (up to a maximum of $176,000 based on the agency's preliminary assessment) and other sanctions. The Company responded to the agency's invitation to settle the matter informally and has provided an explanation of the transactions in question and information about the Company's compliance measures. The Company has made a settlement offer, which it has accrued, in an amount significantly lower than $176,000 reflecting the Company's belief that the matter should be settled at a substantially reduced level. While the ultimate outcome of this matter cannot be determined at this time, management believes that it will not have a material effect on the Company's financial condition or liquidity but could have a material effect on the Company's results of operations in any one period.

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

None.
                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
             -------------------------------------------------------------------
MATTERS
  -----

(A) (A) The Company's Common stock is traded in the National over-the-counter market (NASDAQ symbol NBSC). The following table sets forth the high and low prices for the Company's Common stock as reported by NASDAQ for the periods indicated.




                                   HIGH    LOW
                                   ------  -----
                                        2002
     First Quarter. . . . . . . .  $10.00  $5.35
     Second Quarter . . . . . . .   10.62   5.81
     Third Quarter. . . . . . . .    7.29   4.25
     Fourth Quarter . . . . . . .    8.25   4.85
                                        2003
     First Quarter. . . . . . . .  $ 5.75  $4.55
     Second Quarter . . . . . . .    5.14   3.96
     Third Quarter. . . . . . . .    5.83   3.90
     Fourth Quarter . . . . . . .    6.43   4.01
                                     2004
     First Quarter
      (through February 10, 2004)  $ 5.95  $5.06



(B) The number of holders, including beneficial owners, of NBS' Common stock as of February 10, 2004, is 1,685.

(C)     NBS  paid  10%  Common  stock  dividends  on  May  15,  2003  and  2002.

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




                                                           Year Ended December 31,
                                                --------------------------------------------


                                               2003      2002     2001        2000      1999
                                            --------  -------  -------  -----------  --------
                                                 (In thousands, except per share amounts)
Net sales. . . . . . . . . . . . . . . . . $ 49,404   $57,226  $60,294  $   49,864   $54,866
Net (loss) income (a). . . . . . . .         (1,455)    2,584    2,211   (3,927)(b)   (1,148)
Basic (loss) income per share (c). .           (.17)      .31      .27        (.49)     (.15)
Diluted (loss) income per share (c).           (.17)      .30      .27        (.49)     (.15)
Total assets (d) . . . . . . . . . .         51,321    45,264   44,543      43,006    46,026
Long-term debt, net of current
 installments (d). . . . . . . . . .          7,675     5,213    6,751         694     7,347

(a)     Includes pre-tax charges of $320,000 in 2003 related to the assignment of the lease and relocation of certain UK operations
(b)     Includes a pre-tax charge of $950,000 related to the write-off of investment in Organica, Inc.
(c)     Adjusted to reflect 10% stock dividend distributed on May 15, 2003.
(d)     At year-end.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

     The following section should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Statements included herein which are not historical facts are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings.

                              RESULTS OF OPERATIONS
                              ---------------------

OVERVIEW

     The Company is a leading provider of a wide variety of research equipment and scientific instruments for the life sciences used to create, maintain and control the physical and biochemical conditions required for the growth, detection and storage of microorganisms. The Company's product offerings include:

-     Fermentation  equipment
-     Bioreactors
-     Biological  shakers
-     Ultra-low  temperature  freezers
-     CO2  incubators
-     Nutrient  sterilizing  and  dispensing  equipment
-     Tissue  culture  apparatus
-     Air  samplers

     The Company's products are used for medical, biological, chemical and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances.

     The Company sells its equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology, and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of federal, state and municipal government departments and agencies in the United States. While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company also sells its equipment both directly (primarily in Western Europe) and through scientific equipment dealers to foreign companies, institutions and governments. Foreign sales may be affected by U.S. export control regulations applicable to scientific equipment.

     Fisher Scientific is the exclusive U.S. distributor of the Company's C-Line and I-Series biological shakers. Fisher Scientific is also the exclusive distributor for the Company's C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and in France.

     Sales of the Company's equipment to foreign companies, institutions and governments may be affected by United States export control regulations, which in some instances require export licenses and also restrict or prohibit shipments to certain countries or specific end-users. The Company does not believe that these regulations have had a significant negative impact on its business.

     The following table summarizes consolidated backlog, orders and net sales for the three years ended December 31, (in thousands):





                                             % change              % change
                                            from prior            from prior
                         2003       2002      year      2001         year
                        ----------------------------------------------------
     Backlog-beginning $ 6,668      $10,381    (35.8)%  $12,543      (17.2)%
     Orders. . . . . .  51,754       53,513     (3.7)    58,132       (7.9)
     Less net sales. .  49,404       57,226    (13.7)    60,294       (5.1)
                        ----------------------------------------------------
     Backlog-ending.   $ 9,018      $ 6,668     35.2     $10,381     (35.8)
                        =======     =======             ========    =======




     Net sales declined 13.7% during 2003 as compared with 2002 net sales, however, the decline in orders in 2003 was 3.5% since net sales in 2002 were bolstered by a significant reduction in backlog of $3,713,000 while net sales in 2003 were negatively affected by a $2,350,000 increase in backlog. The increase in backlog in 2003 resulted from increased orders late in the year for the Company's new sterilizable-in-place fermentors, which require up to four months to manufacture as well as other fermentation products and new Innova 44 incubator shakers. The reduction in backlog in 2002 was the result of improvements in manufacturing efficiencies allowing the Company to substantially decrease average lead times.

The major areas of decline in 2003 in net sales were in biological shakers with a decrease of 27.5% in sales to Fisher Scientific accounting for a significant portion of the decline (Fisher's sales of the Company's products to its customers declined 11.6% but they substantially reduced their inventory of the Company's products during 2003), and a decrease of 35% in sales of cell culture equipment. All of the Company's operating units experienced lower sales during 2003 due to the lingering weakness in demand for life science equipment both in the United States and in our export markets as a result of tight government funding, reduced capital spending by pharmaceutical companies and by significantly reduced spending by biotechnology companies due to their difficulty in raising capital. However, towards the latter part of 2003 biotech funding once again became available and capital spending by both industry and government picked up resulting in a relatively strong fourth quarter for the Company both in shipments and in orders.

The 5.1% decrease in net sales in 2002 as compared with 2001 is due to the absence of sales of fully custom-engineered bioprocess equipment, which amounted to $5,088,000 in 2001, for which the Company ceased accepting orders after June 29, 2001 and $400,000 of Antyra, Inc. revenues (which was not consolidated after June 14, 2001).

COLLECTIVE  BARGAINING  AGREEMENT

     Effective December 7, 2003, the Company renewed its collective bargaining agreement with the International Association of Machinists. The renewed agreement is for a term of four years, ending December 8, 2007. The agreement provides for 1% wage increases in each of years two, three and four of the agreement plus a 1% bonus in each of those years unless certain income targets are achieved in which case a 1% wage increase will be paid in lieu of the bonus. The agreement also calls for a 2.8% increase in contribution to the Union's pension plan effective in the fourth year of the agreement.

YEAR  ENDED  DECEMBER  31,  2003  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 2002

NET  SALES

     The following table presents the Company's net sales to U.S. and non-U.S. customers for the year ended December 31, (in thousands of dollars):



                                                       Change
                                                      --------
                    2003           2002             $             %
                    -------------------------------------------------------

Net sales:
U.S. sales . . . . $24,469       $31,515         $(7,046)     (22.4)%
Non-U.S. sales . . $24,935        25,711            (776)      (3.0)
                    -------      --------        --------     ------
   Total net sales $49,404       $57,226         $(7,822)     (13.7)%
                    =======      ========        ========     =======


     Net  sales  decreased $7,822,000 or 13.7% in 2003 from $57,226,000 in 2002.
Net sales decreased 22.4% in the U.S. and 3.0% internationally. The reduction in sales was due principally to lower unit volume but was also affected by price erosion due to competitive pressures. Partially offsetting these reductions was an increase of $1,621,000 resulting from the dollar's weakness when the net sales of the Company's UK and European subsidiaries were translated into dollars. The declines primarily involved biological shakers and cell culture equipment. The weak economy coupled with the downturn in the life science industry and the difficulty experienced by biotechnology companies in raising capital resulted in significant reductions in capital spending by the Company's customers.

GROSS  MARGIN

     Gross margin decreased to 37.4% from 41.7% in 2002 due to the effect of unabsorbed manufacturing overhead as a result of lower manufacturing activity, a less favorable product mix and downward pressure on prices as a consequence of a number of competitors chasing after a smaller amount of business.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     In 2003, selling, general and administrative expenses decreased $311,000 to $16,042,000 from $16,353,000 in 2002. During 2003, the Company effected a reduction-in-force, which resulted in the payment of $100,000 in severance costs and also relocated certain operations and assigned the lease for one of its United Kingdom facilities to another company incurring approximately $270,000 of lease assignment costs in the process. The lease assignment relieved the Company of the on-going expenses of the facility, which is expected to result in annual savings of approximately $160,000, net of the costs of a new, smaller leased facility. It should also be noted that as a result of the weak dollar, expenses of the Company's European subsidiaries, when translated into U.S. dollars at 2003 exchange rates were $694,000 higher than if exchange rates had remained at 2002 levels. The primary reasons for the decrease were the fact that in 2003 virtually no incentive bonuses were accrued due to the Company having not achieved its performance targets and from the savings realized from the reduction-in-force and other belt tightening measures undertaken during the year.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING

     During 2003, the Company placed a great deal of emphasis on strengthening its product engineering efforts and in this regard added to staff and incurred higher costs for prototypes and consultants resulting in an increase of 18.9% in 2003 expenses

OTHER  EXPENSE,  NET

     The following table details other expense, net for the years ended December 31, (in thousands):



                                             2003              2002
                                            ------           ------

Gain on assets sold, primarily property . . $ 207            $ 14
Loss on foreign currency transactions(a). .  (157)            (29)
Write-off of U.K. leasehold improvements(b)   (50)              -
Other, net. . . . . . . . . . . . . . . . .   (38)            (20)
                                             -----          ------
      Total other expense, net. . . . . . . $ (38)           $(35)
                                             ======         ======



     ________________________
(a) Realized foreign exchange losses which relate primarily to the settlement of purchases in the normal course of business between the Company's
 United States  and European  operating  companies.
(b) Write-off of leasehold improvements incurred in connection with the relocation of certain U.K. facilities and assignment of the lease to another company as described above in selling, general and administrative expenses.

EQUITY  IN  OPERATIONS  OF  ANTYRA

     Equity in operations of Antyra was zero in 2003 compared with an expense of $150,000 in 2002. The 2002 charge is related to a loan made by the Company to Antyra in 2002.

INCOME  TAX  EXPENSE

     Income tax expense for the year ended December 31, 2003 was $29,000 on a loss of $1,426,000, compared with income tax expense of $1,491,000 in 2002, an effective rate of 36.6%. The 2003 expense in a situation where a tax benefit would be usual is due to the inability to carry-back losses incurred by the Company's European subsidiaries resulting in no financial statement tax benefit in 2003.

CURRENCY  TRANSLATION

     During 2003, the dollar weakened against the currencies of the European countries where the Company has subsidiary operations. The effect of balance sheet translation resulted in an unrealized currency translation gain of $2,345,000, which is reflected as a component of accumulated other comprehensive loss in the equity section of the consolidated balance sheet.

YEAR  ENDED  DECEMBER  31,  2002  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 2001

NET  SALES
     The 5.1% decrease in net sales to $57,226,000 is due to the absence in 2002 of (i) sales of fully custom-engineered bioprocess equipment, which amounted to

$5,088,000 in 2001, for which the Company ceased accepting orders after June 29, 2001 and (ii) $400,000 of 2001 DGI revenues (which was not consolidated after June 14, 2001). Net sales on a comparable basis increased 4.4% during 2002 as a result of increased sales of cell culture equipment, shakers and ultra-low temperature freezers. Net sales in Europe declined during 2002, however shipments in the United States remained strong. Overall, net sales benefited from a large backlog of unfilled orders, which was reduced to $6,668,000 at the end of 2002 from $10,381,000 at December 31, 2001. The decline in the backlog was the result of improvements in manufacturing efficiencies allowing the Company to substantially reduce average lead times. While only a small percentage of the Company's sales are made directly to United States and foreign government departments and agencies, its business is significantly affected by government expenditures and grants for research to educational research institutions and to industry.

GROSS  MARGIN

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

SELLING,  GENERAL  AND  ADMINISTRATIVE/  RESEARCH,  DEVELOPMENT  AND ENGINEERING

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

ANTYRA  RESEARCH  EXPENSES

     Antyra research expenses amounted to zero in 2002 compared with $1,312,000 in 2001 since Antyra's operations are no longer consolidated with those of the Company effective June 14, 2001 as the Company's ownership interest was reduced to 47% at that time (41.3% at December 31, 2002).

INTEREST  EXPENSE

Interest expense decreased to $460,000 in 2002 from $561,000 in 2001 as a result of the full repayment of the working capital portion of the Company's debt under its line of credit, lower balances on its acquisition and mortgage debt due to payments as well as to lower rates.

OTHER  EXPENSE,  NET

Other, net decreased in 2002 to an expense of $35,000 from an expense of $113,000 in 2001 due primarily to lower realized foreign exchange losses.

EQUITY  IN  OPERATIONS  OF  ANTYRA

     Equity in operations of Antyra was $150,000 in 2002 compared with $527,000 in 2001. The 2001 amount represents the Company's equity in Antyra's losses from June 14 through December 31, 2001. The $150,000 charge in 2002 is related to a loan made by the Company to Antyra in 2002.

INCOME  TAX  EXPENSE

     Income tax expense increased to $1,491,000 in 2002, an effective rate of 36.6% from $145,000 in 2001, an effective rate of 6.2%. During 2002, the Company was subject to more normalized income tax rates whereas, as a result of carry-forward losses related primarily to DGI, income tax expense for 2001 represents tax provisions of the Company's European subsidiaries, partially offset by a U.S. tax benefit. The primary reason for the Company's effective tax rate of 6.2% for 2001 vs. the statutory tax rate of 34% was a reduction in the valuation allowance allocated to income tax expense.

CURRENCY  TRANSLATION

     During 2002, the U.S. dollar weakened against the currencies of the European countries where the Company has subsidiary operations. The effect of balance sheet translation resulted in an unrealized currency translation gain of $1,126,000, which is reflected as a component of accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheet.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     CONTRACTUAL  OBLIGATIONS

     The Company's contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:



                                                   Payments Due by Period
                                                  ------------------------
                                                       (In thousands)
                                                  ------------------------
Contractual obligations:
                                                         Less than     1-3      3-5  More than
                                                  Total   1 Year     Years    Years   5 Years
------------------------------  ------------------------  ------  ----------  --------
Long-term debt,
  obligations(a) . . . . . . .  $                  9,336  $1,661  $    6,813  $    862  $  -
Operating lease obligations(b)                     4,233     822       1,814       839   758
Purchase obligations(c). . . .                     4,309   4,025         284         -     -
Other long-term liabilities(d)                       535       -         535         -     -
                                ------------------------  ------  ----------  --------  ----
Total contractual cash
  Obligations. . . . . . . . .  $                 18,413  $6,508  $    9,446  $  1,701  $758
                                ========================  ======  ==========  ========  ====



_____________________
(a)     Consists  primarily  of  debt incurred for acquisitions financed under the Company's
Bank  Agreement  and  of  notes  due  to  the sellers of businesses acquired by the Company.
(b)     Primarily  reflects  (on  a  gross basis before sublet income) lease obligations for five  premises  in  the  United Kingdom, two of which have been sublet. One of the subleased premises  with  a lease expiration date of 2014 and an annual rental of  99,750 ($178,000 at
December  31,  2003)  has  been  sublet  for the entire term of the lease. The second sublet premises with a lease expiration date of  September 28, 2009 and an annual rental of  45,000
($80,000 at December 31, 2003) has been sublet for a number of years, however, the subtenant has  advised  the  Company  that it does not intend to renew its sublease when it expires on
October 13, 2004. The Company is confident that a new subtenant will be located prior to the expiration  of  the  current  sublease.
(c)     Primarily  includes  commitments  for  raw  materials  and  services  related to the
Company's  production  of  equipment  at  its  various  manufacturing  facilities.
(d)     Represents  a  contingent  liability for an earnout related to the acquisition of RS
Biotech provided a minimum number of units of CO2 Incubators are sold.  The Company believes that  the payment of such additional consideration is determinable beyond a reasonable doubt and  as  such  has  recorded  the  amount  as  a liability and as additional purchase price.




CASH

     Cash and cash equivalents increased to $10,536,000 at December 31, 2003 from $9,718,000 at December 31, 2002. The $818,000 increase resulted primarily from an increase in net cash provided by operating activities of $1,998,000 and an increase in net cash provided by financing activities of $2,103,000 and a $277,000 favorable foreign currency impact on cash offset partially by net cash used in investing activities of $3,560,000.

OPERATING  ACTIVITIES

The overall factors primarily driving positive cash flow during 2003 were reductions in accounts receivable and inventories as well as an increase in accounts payable. The net loss for the year was, for the most part, offset by depreciation expense. Assuming the business trends experienced in the fourth quarter of 2003 continue to build, the Company currently anticipates that in 2004 it will generate positive cash flow from net income and depreciation expense, most likely partially offset by an increase in accounts receivable due to the improving business climate.

INVESTING  ACTIVITIES

     In 2003, in addition to its normal additions to property, plant and equipment, the Company purchased a state-of-the-art laser punch machine for its sheet metal operation at a cost of $911,000. The Company currently has no plans to purchase any equipment in 2004 other than normal and customary acquisitions of equipment as in past years. During 2003, the Company sold a piece of property for $258,000 on which it realized a gain of $201,000. Also, in 2003, the Company acquired RS Biotech Laboratory Equipment Limited, a U.K. developer and manufacturer of CO2 Incubators for cash and notes, see below and Note 4 to the consolidated financial statements for more information.

FINANCING  ACTIVITIES

     In 2003, the Company borrowed $2,325,000 under its Bank Agreement to finance the cash portion of the purchase price for RS Biotech and to purchase a laser punch machine for its manufacturing plant.

ACQUISITION

     On November 14, 2003, the Company acquired all of the outstanding common stock of RS Biotech Laboratory Equipment Limited, a United Kingdom corporation for 1,950,000 ($3,290,000 at the date of acquisition) in cash and notes. The Company will also pay an additional 300,000 ($506,000 at the date of acquisition) if certain minimum unit sales of CO2 Incubators are achieved. The Company has recorded the 300,000 as additional purchase price because it believes the earn-out criteria will be met. The acquisition resulted in an increase of $2,742,000 in goodwill, and an allocation of $400,000 to the trade name. RS Biotech designs, develops and manufactures CO2 Incubators for laboratories. RS Biotech has a significant presence in the U.K. marketplace, is currently ramping up in many other countries and sells virtually no units in the United States, thereby presenting the Company with a significant opportunity for growth. The Company expects the acquisition of RS Biotech to be accretive to its ongoing operations.

BANK  AGREEMENT

     The Company's agreement (the Bank Agreement) with Wachovia Bank, National Association (the Bank) was amended on September 26, 2003 to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement as a consequence of the losses sustained by the Company during the first nine months of 2003, which if not relaxed, would have resulted in the Company being in violation of the debt coverage ratio covenant of 1.3 to 1. Concurrently, the Company and the Bank agreed to reduce the acquisition component of the line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003 and to modify it slightly for the fourth quarter of 2003 and for the first three quarters of 2004, a change in the minimum equity that must be maintained as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment (expected to be September 30, 2004) all of the terms, financial ratios as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. During the fourth quarter of 2003, the Company, under the Bank Agreement, borrowed $1,500,000 to fund the cash portion of the RS Biotech acquisition and $825,000 towards the purchase of capital equipment. If the Company continues to meet the financial ratios under the agreement, its continued ability to borrow under the Bank Agreement should not be impeded. The Company at present foresees no need to borrow additional funds under the Bank Agreement during 2004 as any cash requirements including $1,661,000 of debt repayments are expected to be funded from cash flow or from existing cash balances. The Company is in compliance with its covenants pursuant to the Bank Agreement, as amended at December 31, 2003 and expects to be in compliance with such covenants through December 31, 2004.

          Pension  Contribution
          ---------------------

               The Company's best estimate of its contributions to its defined benefit pension plan is $1,040,000 for the year ending December 31, 2004.

     Related  Party  Transactions
     ----------------------------

     Until December 15, 2003, David Freedman, Chairman of the Board of the Company, was the owner of Bio-Instrument Ltd., a foreign firm that acts as an agent for sales of the Company's products to customers in Israel and earns commissions on those sales. During 2003, 2002 and 2001, this firm earned commissions in the amounts of $16,316, $248,033 and $212,128, respectively, on purchases by customers in Israel of the Company's products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives. On December 15, 2003, Mr. Freedman sold his ownership interest in Bio-Instrument Ltd. to an unrelated third party.

     Carol Freedman, the daughter of David Freedman, the niece of Sigmund Freedman and the sister of Kenneth Freedman, has been employed by the Company in various capacities since 1979. Ms. Freedman is currently the Customer Service Manager and is also an Assistant Treasurer of the Company. Her compensation for 2003 and 2002 was $61,900 and $63,162, respectively; she also received options to purchase 1,100 and 1,210 shares of the Company's Common stock in 2003 and 2002, respectively, under the Company's 2001 Stock Option Plan for Officers and Key Employees.

          Critical  Accounting  Policies
          ------------------------------

          The Securities and Exchange Commission has issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

          The significant accounting policies are described in Note 1 of the notes to consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following policies to be critical within the SEC definition.

Revenue  recognition
--------------------

     Revenue is recognized in accordance with the F.O.B. terms of orders, generally when products are shipped. The Company's products are tested by its quality assurance department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred except for customary warranty provisions. Historically, returns have been immaterial to the Company's consolidated financial statements and are projected to remain at a consistent immaterial level in the future. The Company reports all amounts billed to customers related to shipping and handling as revenue and includes all costs incurred for shipping and handling as cost of sales.

          Certain of the Company's products carry limited warranties that in general do not exceed one year from sale. The Company accrues estimated product warranty costs based on historical trends at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

     The Company periodically sells maintenance contracts to certain customers. The value of such contracts is deferred and recognized into revenue on a straight line basis over the term of the contract.

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

          Goodwill, which is not subject to amortization, is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the company exceeds its fair value.

          Deferred  Income  Taxes
          -----------------------

          A portion of the deferred tax assets, which have been recorded by the Company, represent net operating loss carry-forwards. A valuation allowance has been recorded for certain capital losses and other deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

          Accounts  Receivable
          --------------------

          The Company estimates an allowance for doubtful accounts after considering the collectibility of balances due, the credit worthiness of the customer and its current level of business with the customer. Actual results could differ from these estimates.

     Recently  Issued  Accounting  Standards
     ---------------------------------------

          In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R is not expected to have any effect on the Company's consolidated results of operations, financial position or cash flows.

          Recently  Adopted  Accounting  Standards
          ----------------------------------------

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquistion, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption did not have any effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuing)". Statement No. 146 is different from EITF Issue No. 94-3 in that Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 was adopted January 1, 2003 with no effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness to Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim an annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

          Quantitative  and  Qualitative  Disclosures  About  Market  Risk
          ----------------------------------------------------------------

     In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to make capital expenditures, potential acquisitions and invest in cash equivalents and marketable debt securities. Cash equivalents and other marketable investments are carried at fair value on the consolidated balance sheets. At times, management might employ specific strategies, such as the use of derivative instruments or hedging to manage foreign currency or other exposures. Further, the Company does not expect its market risk exposures to change in the near term. At December 31, 2003, the outstanding borrowings of the Company consisted primarily of fixed and variable rate long-term debt, which had a carrying value of $9,336,000 and a fair value of approximately $12,295,000. Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt, but do not impact the carrying value, earnings or cash flows. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change, however, the fair market value of the fixed rate long-term debt would decrease by approximately $1,388,000.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent  Auditors'  Report

Consolidated  Balance  Sheets  as  of  December  31,  2003  and  2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and  2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31,
   2003,  2002  and  2001

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  KPMG  LLP

KPMG  LLP

Short  Hills,  New  Jersey
February  23,  2004




NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except share amounts)

                                                                   - 28 -

                                                                     2003       2002
                                                                 ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $ 10,536   $  9,718
  Accounts receivable, net of allowance for doubtful accounts,.    10,012      9,991
     2003 - $603 and 2002 - $467
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .    12,304     11,676
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .       299        962
  Prepaid expenses and other current assets . . . . . . . . . .     1,049        766
                                                                 ---------  ---------
          Total current assets. . . . . . . . . . . . . . . . .    34,200     33,113
                                                                 ---------  ---------

Property, plant and equipment, net. . . . . . . . . . . . . . .     6,478      5,615
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,147      4,707
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .     2,496      1,829
                                                                 ---------  ---------
                                                                 $ 51,321    $45,264
                                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt. . . . . . . . . . . .  $  1,661   $    373
  Accounts payable and accrued expenses . . . . . . . . . . . .     7,260      6,489
                                                                 ---------  ---------
          Total current liabilities . . . . . . . . . . . . . .     8,921      6,862
                                                                 ---------  ---------

Long-term debt, net of current installments . . . . . . . . . .     7,675      5,213

Other liabilities . . . . . . . . . . . . . . . . . . . . . . .     2,866      2,547

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par; authorized 25,000,000 shares;
     issued and outstanding: 2003 - 8,636,865 shares;
     2002 - 7,790,796 shares. . . . . . . . . . . . . . . . . .       540        487
  Capital in excess of par. . . . . . . . . . . . . . . . . . .    51,817     47,959
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .   (18,879)   (13,756)
  Accumulated other comprehensive loss. . . . . . . . . . . . .    (1,585)    (4,003)
  Notes receivable from exercise of stock options . . . . . . .       (34)       (45)
                                                                 ---------  ---------
          Total shareholders' equity. . . . . . . . . . . . . .    31,859     30,642
                                                                 ---------  ---------
                                                                 $ 51,321    $45,264
                                                                 =========  =========


See  notes  to  consolidated  financial  statements

..

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
 (In thousands, except per share amounts)


                                                           2003         2002         2001
                                                        --------  -----------  -----------

Net sales. . . . . . . . . . . . . . . . . . . . . . .  $49,404   $   57,226   $   60,294

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . .   30,935       33,345       36,265
  Selling, general and administrative expenses . . . .   16,042       16,353       16,465
  Research, development and engineering expenses . . .    3,414        2,872        2,751
  Antyra research expenses . . . . . . . . . . . . . .        -            -        1,312
                                                        --------  -----------  -----------

Total operating costs and expenses . . . . . . . . . .   50,391       52,570       56,793
                                                        --------  -----------  -----------

(Loss) income  from operations . . . . . . . . . . . .     (987)       4,656        3,501
                                                        --------  -----------  -----------

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .       84           64           56
  Interest expense . . . . . . . . . . . . . . . . . .     (485)        (460)        (561)
  Other expense, net . . . . . . . . . . . . . . . . .      (38)         (35)        (113)
  Equity in operations of Antyra . . . . . . . . . . .        -         (150)        (527)
                                                        --------  -----------  -----------

                                                           (439)        (581)      (1,145)
                                                        --------  -----------  -----------
(Loss) income before income tax expense
  (benefit). . . . . . . . . . . . . . . . . . . . . .   (1,426)       4,075        2,356
Income tax expense (benefit) . . . . . . . . . . . . .       29        1,491          145
                                                        --------  -----------  -----------

Net (loss) income. . . . . . . . . . . . . . . . . . .  $(1,455)  $    2,584   $    2,211
                                                        ========  ===========  ===========

Basic (loss) income  per share . . . . . . . . . . . .  $  (.17)  $      .31   $      .27
                                                        ========  ===========  ===========

Diluted (loss) income  per share . . . . . . . . . . .  $  (.17)  $      .30   $      .27
                                                        ========  ===========  ===========

Basic weighted average number of shares  outstanding .    8,592        8,416        8,153
                                                        ========  ===========  ===========

Diluted weighted average number of shares outstanding.    8,592        8,621        8,194
                                                        ========  ===========  ===========




See  notes  to  consolidated  financial  statements.



                                                         - 32 -

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except share amounts)


                                                                                                              Notes
                                                                                                            Receivable
                                                                                              Accumulated  .   From
                                                                    Capital. . .                  Other       Exercise
                                        Common Stock                in Excess   Accumulated    Comprehensive   Of Stock
                                          Shares         Amount      Of Par         Deficit          Loss      Options    Total
                                       -------------  ---------------  ----------  ---------  ------------   ----------  -------

Balance, January 1, 2001 . . . . . . . .  6,115,557   $        383   $       36,963   $  (9,140)  $ (2,202)  $  (62)      $25,942

Issue of shares under employee
  stock purchase plan. . . . . . . . . .     34,939              2              114                                           116
Payment on notes receivable from
  exercise of stock options. . . . . . .                                                                          5             5
10% stock dividend . . . . . . . . . . .    611,396             38            3,047      (3,085)                                -
Net income . . . . . . . . . . . . . . .                                                  2,211                             2,211
Other comprehensive loss
  adjustment . . . . . . . . . . . . . .                                                                     (1,978)      (1,978)
                                          ----------  -------------  --------------    ----------   -------  -------      -------

Balance, December 31, 2001 . . . . . . .  6,761,892   $        423   $       40,124   $ (10,014)  $ (4,180)  $  (57)      $26,296
                                          ----------  -------------  ---------------  ----------  ---------  -------      -------

Issue of shares under employee
  stock purchase plan. . . . . . . . . .     36,895              2              170                                           172
Issue of shares under stock option
  plans                                     371,027             22            1,582                                         1,604
Tax benefits related to exercise of
  stock options. . . . . . . . . . . . .                                        303                                           303
Mature shares received as payment
  in lieu of cash for exercised stock
  options. . . . . . . . . . . . . . . .    (74,235)            (4)            (502)                                         (506)
Payment on notes receivable from
  exercise of stock options. . . . . . .                                                                        12             12
10% stock dividend . . . . . . . . . . .    695,217             44            6,282      (6,326)                                -
Net income . . . . . . . . . . . . . . .                                                  2,584                             2,584
Other comprehensive loss
  adjustment . . . . . . . . . . . . . .                                                                177                   177
                                          ----------  -------------   -------------  -----------  ----------  ------       ------

Balance, December 31, 2002 . . . . . . .  7,790,796   $        487   $       47,959   $ (13,756)  $ (4,003)  $  (45)      $30,642

Issue of shares under employee
  stock purchase plan. . . . . . . . . .     54,469              3              192                                           195
Issue of shares under stock option
  Plans. . . . . . . . . . . . . . . . .     12,884              1               41                                            42
Tax benefits related to exercise of
  stock options. . . . . . . . . . . . .                                          6                                             6
Payment on notes receivable from
  exercise of stock options. . . . . . .                                                                          11           11
10% stock dividend . . . . . . . . . . .    778,716             49            3,619      (3,668)                                -
Net loss . . . . . . . . . . . . . . . .                                                 (1,455)                          (1,455)
Other comprehensive loss
  Adjustment . . . . . . . . . . . . . .                                                             2,418                  2,418
                                          ----------  ------------   --------------    ---------  ---------  ------       -------

Balance, December 31, 2003 . . . . . . .  8,636,865   $        540   $       51,817   $ (18,879)  $ (1,585)  $  (34)      $31,859
                                          ==========  =============  ===============  ==========  =========  =======      =======


See  notes  to  consolidated  financial  statements.




NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands)


                                                             2003       2002       2001
                                                          --------  ---------  ---------
Cash flows from operating activities:
  Net (loss) income. . . . . . . . . . . . . . . . . . .  $(1,455)  $  2,584   $  2,211
  Adjustments to reconcile net (loss) income
    to net cash provided by  (used in)
    operating activities:
      Depreciation and amortization. . . . . . . . . . .    1,275      1,065      1,315
      Gain on sale of property . . . . . . . . . . . . .     (201)         -          -
      Equity in operations of Antyra . . . . . . . . . .        -        150        527
  Change in related balance sheet accounts,
    excluding effect of acquisition:
      Accounts and notes receivable. . . . . . . . . . .    1,163      3,260     (2,632)
      Inventories. . . . . . . . . . . . . . . . . . . .      435      3,373      1,326
      Prepaid expenses and other current assets. . . . .      498       (163)      (622)
      Other assets . . . . . . . . . . . . . . . . . . .      (88)       478       (274)
      Accounts payable and accrued expenses. . . . . . .      431     (1,222)     1,370
      Advance payments from customers. . . . . . . . . .       27     (1,558)      (336)
      Other liabilities. . . . . . . . . . . . . . . . .      (87)      (550)       295
                                                          --------  ---------  ---------
  Net cash provided by operating activities. . . . . . .    1,998      7,417      3,180
                                                          --------  ---------  ---------

Cash flows from investing activities:
  Additions to property, plant and equipment . . . . . .   (1,869)    (1,203)      (577)
  Proceeds from sale of property and equipment . . . . .      277          -         18
  Acquisition of  RS Biotech Laboratory Equipment
    Limited,  net of cash acquired . . . . . . . . . . .   (1,789)         -          -
 Increase in insurance cash surrender value. . . . . . .     (179)      (162)      (141)
                                                          --------  ---------  ---------
 Net cash used in  investing activities. . . . . . . . .   (3,560)    (1,365)      (700)
                                                          --------  ---------  ---------

Cash flows from financing activities:
  Borrowings under long-term credit facility . . . . . .    2,325          -          -
  Repayments of long-term debt . . . . . . . . . . . . .     (470)    (1,498)    (1,222)
  Proceeds from issue of shares under stock
    purchase and option plans. . . . . . . . . . . . . .      237      1,270        116
  Loan to Antyra . . . . . . . . . . . . . . . . . . . .        -       (150)         -
  Payments on  notes receivable related to exercised
    stock options. . . . . . . . . . . . . . . . . . . .       11         12          5
                                                          --------  ---------  ---------
  Net cash  provided by (used in)  financing activities.    2,103       (366)    (1,101)
                                                          --------  ---------  ---------

Net effect of exchange rate changes on cash. . . . . . .      277        238        (58)
                                                          --------  ---------  ---------
Net increase  in cash and cash equivalents . . . . . . .      818      5,924      1,321
Cash and cash equivalents at beginning of year . . . . .    9,718      3,794      2,473
                                                          --------  ---------  ---------

Cash and cash equivalents at end of year . . . . . . . .  $10,536   $  9,718   $  3,794
                                                          ========  =========  =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest . . . . . . . . . . . . . . . . . . . . . . .  $   487   $    497   $    551
  Income taxes . . . . . . . . . . . . . . . . . . . . .      579      1,171        155
  Exchange of mature shares upon exercise of options . .        -        506          -



See  notes  to  consolidated  financial  statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands)



                                                 2003      2002       2001
                                             ---------  --------  ---------

Net (loss) income . . . . . . . . . . . . .  $ (1,455)  $ 2,584   $  2,211

Other comprehensive income (loss):
    Foreign currency translation adjustment     2,345     1,126       (825)

    Minimum pension liability adjustment. .        73      (949)    (1,153)
                                             ---------  --------  ---------

Net comprehensive income. . . . . . . . . .  $    963   $ 2,761   $    233
                                             =========  ========  =========




See  notes  to  consolidated  financial  statements.

1.     Nature  of  operations  and  summary  of significant accounting policies:

Nature  of  operations:

New Brunswick Scientific Co., Inc. and its subsidiaries ("NBS" or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth, detection and storage of microorganisms. This equipment is used in medical, biological, chemical and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, ultra-low temperature freezers, CO2 incubators, nutrient sterilizing and dispensing equipment, tissue culture apparatus and air samplers.

     Principles  of  consolidation:

     The consolidated financial statements include the accounts of New Brunswick Scientific Co., Inc., and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated.

     Translation  of  foreign  currencies:

     Translation adjustments for the Company's foreign subsidiaries are included as a component of accumulated other comprehensive loss in shareholders' equity. Transaction gains and losses are included in the consolidated statements of operations as part of "Other income (expense), net".

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

Goodwill  and  acquired  intangible  assets:

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

The Company adopted the provisions of SFAS No. 141 for acquisitions initiated after June 30, 2001, and SFAS No. 142 effective January 1, 2002. In connection therewith, the Company determined that it has one reporting unit. Goodwill acquired in business combinations completed before July 1, 2001 has been amortized through December 31, 2001. Effective January 1, 2002, as part of the adoption of SFAS No. 142, the Company is no longer amortizing goodwill. SFAS No. 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS No. 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed an assessment to determine whether goodwill was impaired as of December 31, 2003 and determined that there is no impairment to its goodwill balance. The Company will test for impairment at December 31 each year. Amortization expense related to goodwill was $182,000 ($.01 per diluted share) for the year ended December 31, 2001.

The Company's goodwill relates to acquisitions by the Company in the United Kingdom in 2003 and in 1999. The changes in goodwill in 2003 and 2002 were due to the acquisition of RS Biotech Laboratory Equipment Ltd (RS Biotech) (see
Note 4) and to the translation adjustment, as shown in the following table (in thousands):



                                        2003    2002
                                      ------  ------
Balance at January 1 . . . . . . . .  $4,707  $4,256
Add: Goodwill related to the
       acquisition of RS Biotech       2,742       -
     Effect of foreign exchange
       translation rates.. . . . . .     698     463
                                      ------  ------
Balance at December 31 . . . . . . .  $8,147  $4,707
                                      ======  ======



Research  and  development:

Research and development costs are expensed as incurred. Research and development expenditures, all of which are sponsored by the Company, amounted to $3,035,000 in 2003, $2,453,000 in 2002 and $2,744,000 in 2001. Research
expenditures related to Antyra (see note 5) included in these amounts were zero in 2003 and 2002 and $1,312,000 in 2001.

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

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries. These earnings have been reinvested to meet future operating requirements and the Company has the ability to and intends to continue such policy for the foreseeable future.

Income  (loss)  per  share:

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted income (loss) per share. As the Company had a net loss in 2003, the dilutive effect of stock options was not considered. Information related to dilutive and antidilutive stock options is as follows (in thousands):



                                      Year Ended December 31,
                                     -----------------------
                                         2003  2002  2001
                      -----------------------  ----  ----
Dilutive effect. . .                        -   204    40
Antidilutive options                      317   138   370


A 10% stock dividend was distributed on May 15, 2003. The weighted average number of shares outstanding used in the computation of basic and diluted income
(loss)  per share for prior periods have been restated to reflect this dividend.

     Stock  option  plans:

At December 31, 2003, the Company has stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock based employee compensation cost is reflected in net income
(loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net income (loss) and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:




                                                                                        Year Ended December 31
                                                                                       ----------------------
                                                                                     2003                      2002       2001
                                                                                     (In thousands, except per share amounts)
                                                                                     --------  ----------------------  ----

                                        Net (loss) income, as reported            $ (1,455)  $                   2,584   $  2,211
                                        Deduct:  Total stock-based employee
                                        compensation expense determined under
                                        fair value based method,
                                        net of related tax effects                    (628)                       (424)     (446)
                                                                                  ---------  --------------------------   -------

                                        Pro forma net (loss) income               $ (2,083)  $                   2,160   $  1,765
                                                                                  =========  ==========================  ========

                                        Net (loss) income  per share:
                                        Basic-as reported                         $   (.17)  $                     .31   $    .27
                                                                                  =========  ==========================  ========

                                        Basic-pro forma                           $   (.24)  $                     .26   $    .22
                                                                                  =========  ==========================  ========

                                        Diluted-as reported                       $   (.17)  $                     .30   $    .27
                                                                                  =========  ==========================  ========

                                        Diluted-pro forma                         $   (.24)  $                     .25   $    .22
                                                                                  =========  ==========================  ========





The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                         2003    2002    2001
                                        ------  ------  ------

Expected life (years). . . . . . . . .    6.0     5.2     5.7
Expected volatility                      75.80%  63.67%  71.21%

Expected dividend yield. . . . . . . .      -       -       -
Risk-free interest rate. . . . . . . .   3.10%   4.34%   5.17%

Weighed average fair value of options
   granted during the year . . . . . .  $4.90   $3.09   $5.32



     Financial  instruments:

     The carrying values of the Company's financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities included in the Company's Consolidated Balance

Sheets approximated their fair values at December 31, 2003 and 2002. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data. The approximate fair value of long-term debt was $12,295,000 at December 31, 2003.

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

Comprehensive  income  (loss):

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustment, and minimum pension liability adjustment and is presented in the consolidated statements of comprehensive income (loss). At December 31, 2003, accumulated other comprehensive loss consists of $787,000 of a cumulative foreign currency translation gain more than offset by a $2,372,000 additional minimum pension liability adjustment (net of tax of $473,000).

Segment  information:

Effective June 14, 2001, as a result of the Company's reduction in ownership in Antyra to below 50%, the Company ceased consolidating the operations of Antyra and, accordingly, has only one segment. 2001 segment information for the Drug Lead Discovery segment represents the operations of Antyra from January 1 to June 14, 2001.

Revenue  recognition:

Revenue is recognized in accordance with the F.O.B. terms of orders, generally when products are shipped. The Company's products are tested by its quality assurance department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred except for customary warranty provisions. Historically, returns have been immaterial to the Company's consolidated financial statements and are projected to remain at a consistent immaterial level in the future. The Company reports all amounts billed to customers related to shipping and handling as revenue and includes all costs incurred for shipping and handling as cost of sales.

Certain of the Company's products carry limited warranties that in general do not exceed one year from sale. The Company accrues estimated product warranty costs based on historical trends at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The Company periodically sells maintenance contracts to certain customers. The value of such contracts is deferred and recognized into revenue on a straight line basis over the term of the contract.

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

From time to time, the Company has entered into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency derivatives is to mitigate the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. At December 31, 2003 and 2002, the Company did not have any derivative instruments outstanding.

Recently  adopted  accounting  standards:

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuing)." Statement No. 146 is different from EITF Issue No. 94-3 in that

Statement No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 was adopted January 1, 2003 with no effect on the Company's consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim an annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

In  December  2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation NO. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effective of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R is not expected to have any effect on the Company's consolidated results of operations, financial position or cash flows.

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

     Reclassifications:

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 financial statement presentation.

2.     Inventories  at  December  31  consist  of:




                                      2003     2002
                                   -------  -------
                                     (In thousands)

Raw materials and sub-assemblies.  $ 5,194  $ 4,514
Work-in-process . . . . . . . . .    2,088    1,705
Finished goods. . . . . . . . . .    5,022    5,457
                                   -------  -------

                                   $12,304  $11,676
                                   -------  =======



3.     Property,  plant  and  equipment  at  December  31  consists  of:


                                    2003      2002
                                --------  --------
                                   (In thousands).

Land . . . . . . . . . . . . .  $    760  $    800
Buildings and improvements . .     4,336     4,440
Machinery and equipment. . . .    16,552    14,574
                                --------  --------
                                  21,648    19,814
Less accumulated depreciation.    15,170    14,199
                                --------  --------

                                $  6,478  $  5,615
                                ========  ========

4.     Acquisition:

On November 14, 2003, the Company acquired all of the outstanding common stock of RS Biotech Laboratory Equipment Limited (RS Biotech), a United Kingdom corporation located in Irvine, Scotland. The purchase price consisted of 975,000 ($1,645,000 at the date of acquisition) in cash and 975,000 ($1,645,000 at the date of acquisition) in notes, payable 487,500 on the first and second anniversary, respectively, of the acquisition with interest at the lower of 6% or the base rate of the Bank of Scotland payable semi-annually. In addition, the Company is obligated to pay up to an additional 300,000 if certain minimum unit sales of CO2 incubators are achieved. The Company believes that the payment of such additional consideration is determinable beyond a reasonable doubt and as such, has recorded the amount as a liability and as additional purchase price. The source of the cash consideration paid was the Company's line of credit for acquisition purposes provided by Wachovia Bank National Association, payable in monthly installments of $17,858 with interest at 175 basis points over LIBOR. RS Biotech is in the business of designing, developing and manufacturing CO2 Incubators for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of RS Biotech have been included in the Company's consolidated financial statements from November 14, 2003. The excess of purchase price over the fair value of net identifiable tangible assets acquired of $3,142,000 has been recorded as $2,742,000 of goodwill and $400,000 for the trade name, which is included in other assets in the accompanying 2003 consolidated balance sheet and have a weighted average life of 15 years.

The  acquisition  of  RS  Biotech  consisted  of  the following ( in thousands):

        Net  cash  paid                                     $1,789
        Debt  incurred                                       2,151
        Liabilities  assumed                                   284
        Fair  value  of  tangible  assets  acquired         (1,082)
        Amount  allocated  to  intangible  assets  acquired   (400)
                                                            -------

        Goodwill                                             $2,742
                                                              =====



5.          Investment  in  Antyra  Inc.:

The Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc) ("Antyra") that was written down to zero in 2001. Antyra had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, Antyra closed on certain new short-term financing. Under the terms of the agreement, Antyra issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of Antyra management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of Antyra preferred stock exercisable through October 2003. At October 31, 2003, BankInvest chose not to exercise the warrant and it has expired. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation, to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant, $80,000 of which they exercised. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of Antyra preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from Antyra (rent is due at $12,367 per month). For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement. We believe that any amount recorded would not be probable of recovery based on our estimate that the new short-term financing, together with its expected limited revenues during 2004, should only enable Antyra to continue operating as a going concern into the first quarter of 2004 without additional funding. As a result of the short-term financing obtained by Antyra, the Company's fully diluted interest in Antyra was reduced and will increase to 23.4% upon the receipt of the Antyra stock in lieu of rent over the 12-month period.

Antyra has virtually exhausted its remaining operating capital and consequently, its continued viability and existence is dependent upon its raising additional capital by the end of March 2004.

6.     Long-term  debt  and  credit  agreement:

On March 15, 2002, the Company and Wachovia Bank, National Association (formerly First Union National Bank) ("the Bank") entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the then existing acquisition credit line component related to a 1999 acquisition, which remains at December 1, 2006. The maturity date of the acquisition credit line component related to the 2003 acquisition of RS Biotech and the equipment credit line component are November 2008. On September 26, 2003 the Bank Agreement was further amended to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement and to reduce the acquisition line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003, a change in the minimum equity that must be maintained, as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment (expected to be October 2, 2004), all of the terms, financial ratios and requirements as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 75 basis points or LIBOR plus 175 basis points, at the discretion of the Company. At December 31, 2003, the bank's prime rate was 4.0% and LIBOR was

1.15%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, as amended, at December 31, 2003 and currently anticipates to be in compliance with such covenants through December 31, 2004.

At December 31, 2003, the following amounts were outstanding and available under the Bank Agreement (in thousands):

                                 Total
                                  Line     Outstanding          Available
                                 ----     -----------          ---------

Acquisitions                    $10,000     $6,111(a)          $  3,889
Equipment  loans                  2,000        811(b)             1,189
Working  capital  and
  letters  of  credit             5,000          150(c)           4,850
Foreign  exchange
  transactions                   10,000                          10,000
                                 ------       -------           --------
                                $27,000       $7,072            $19,928
                                =======      =======             ======

     _____________________
(a) $4,629,000 at fixed interest of 8% per annum and $1,482,000 at 175 basis points over LIBOR
(b)     Interest  at  175  basis  points  over  LIBOR
(c)     Letters  of  credit

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At December 31, 2003, the balance of the notes was 200,000 ($357,000).

In November 2003, the Company issued notes in the amount of 975,000 ($1,645,000 at the date of acquisition) in connection with the acquistion of RS Biotech. The notes bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland and are payable 487,500 on the first and second anniversary, respectively, of the acquisition. At December 31, 2003, the balance due on the notes was 975,000 ($1,741,000).

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At December 31, 2003, $144,000 and $170,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2002, $144,000 and $165,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.
     Aggregate  annual  maturities  of  long-term  debt  are  as  follows:




Year ending December 31 . . . . . . . .  Amount
---------------------------------------  ---------------
                                          (In thousands)

2004.                                             $1,661
2005. . . . . . . . . . . . . . . . . .            1,682
2006. . . . . . . . . . . . . . . . . .            4,605
2007. . . . . . . . . . . . . . . . . .              526
2008. . . . . . . . . . . . . . . . . .              833
 After 2008 . . . . . . . . . . . . . .               29
                                         ---------------
                                                  $9,336
                                         ===============




7.     Accounts  payable  and  accrued  expenses  at  December  31, consists of:


                                              2003    2002
                                            ------  ------
                                             (In thousands)
Accounts payable-trade . . . . . . . . . .  $2,940  $1,948
Accrued salaries, wages and payroll taxes.   1,564   2,217
Commissions payable. . . . . . . . . . . .     709     527
Other accrued liabilities. . . . . . . . .   2,164   1,800
                                            ------  ------
                                            $7,377  $6,489
                                            ======  ======

8.     Income  taxes:


                                                                  Year Ended December 31
                                                                  ------------------------
                                                                      2003     2002     2001
                                                                  ---------  -------  ------
                                                                         (In thousands)
(Loss) income before
   income tax  (benefit)
   expense:
   Domestic . . . . . . . . . . . . . . . . . . .  $                  (293)  $3,969   $1,658
   Foreign. . . . . . . . . . . . . . . . . . . .                   (1,133)     256    1,225
                                                   ------------------------  -------  -------

                                                   $                (1,426)  $4,225   $2,883
                                                   ========================  =======  =======
Income tax (benefit) expense consists of:
  Federal-current . . . . . . . . . . . . . . . .  $                  (237)  $  820   $  611
  Federal-deferred. . . . . . . . . . . . . . . .                      293      294     (850)
  State-current . . . . . . . . . . . . . . . . .                      (28)     338       71
  State-deferred. . . . . . . . . . . . . . . . .                      (11)     (94)    (112)
  Foreign-current . . . . . . . . . . . . . . . .                       12      133      425
                                                   ------------------------  -------  -------
                                                   $                    29   $1,491   $  145
                                                   ========================  =======  =======



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:



                                               2003    2002
                                             ------  ------
                                              (In thousands)
Deferred tax assets:
  Inventories . . . . . . . . . . . . . . .  $  868  $  810
  Allowance for doubtful accounts . . . . .     185     150
  Accrued expenses. . . . . . . . . . . . .     210     450
  Foreign net operating loss carry-forward.     933     522
  Domestic unrealized capital loss and
     contribution carry-forwards. . . . . .     390     386
  Other assets. . . . . . . . . . . . . . .     514     517
                                             ------  ------
          Gross deferred tax assets . . . .   3,100   2,835
  Less:  valuation allowance. . .   . . . .   1,234     823
                                             ------  ------
                                              1,866   2,012
                                             ------  ------
Deferred tax liabilities:
  Accumulated depreciation. . . . . . . . .     226     308
  Pension . . . . . . . . . . . . . . . . .     354       -
  Other liabilities . . . . . . . . . . . .     327     187
                                             ------  ------
                                                907     495
                                             ------  ------
          Net deferred tax asset. . . . . .  $  959  $1,517
                                             ======  ======

At December 31, 2003 and 2002, respectively, approximately $660,000 and $555,000 of the deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company also has foreign net operating loss carry-forwards of approximately $2,525,000. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The net change in the total valuation allowance for the year ended December 31, 2003 and 2002 was an increase of $411,000 and $463,000, respectively.

The Company's effective income tax rates for 2003, 2002 and 2001 differed from the U.S. statutory Federal income tax rate of 34% as follows:





                                                               Percentage of (loss) income before taxes
                                                             ------------------------------------------
                                                                                2003     2002     2001
                                           ------------------------------------------  -------  -------

Computed "expected" tax (benefit)
  expense
                                           $                                    (485)  $1,437   $  980
  Increase (decrease) in taxes resulting
   from:
    State taxes, net of federal benefit .                                        (26)     161      (29)
    Rate differential between U.S. and
      foreign income taxes. . . . . . . .                                         21       46      193
    Change in valuation allowance
      allocated to income tax expense . .                                        411      (85)   1,089
    Other . . . . . . . . . . . . . . . .                                        108      (68)      90
                                           ------------------------------------------  -------  -------

Actual tax (benefit) expense. . . . . . .  $                                      29   $1,491   $  145
                                           ==========================================  =======  =======


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001




9.     Pension  plans  and  other  liabilities:

     The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $130,000, $138,000 and $131,000 in 2003, 2002, and 2001,
respectively.

The following table sets forth the U.S. defined benefit plan's projected benefit obligation, fair value of plan assets and funded status at December 31, 2003 and 2002:


                                                     2003       2002
                                                 ---------  ---------
  (In thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at beginning of year . . . .  $  7,630   $  ,7095
Actuarial loss. . . . . . . . . . . . . . . . .       397        188
Service cost. . . . . . . . . . . . . . . . . .       314        287
Interest cost . . . . . . . . . . . . . . . . .       483        449
Benefits paid . . . . . . . . . . . . . . . . .      (391)      (389)
                                                 ---------  ---------
Benefit obligation at end of year . . . . . . .  $  8,433   $  7,630
                                                 =========  =========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.  $  4,846   $  5,110
Actual gain (loss) on plan assets . . . . . . .       681       (676)
Employer contributions. . . . . . . . . . . . .       769        801
Benefits paid . . . . . . . . . . . . . . . . .      (391)      (389)
                                                 ---------  ---------
Fair value of plan assets at end of year. . . .  $  5,905   $  4,846
                                                 =========  =========

MISCELLANEOUS ITEMS AT END OF YEAR
Projected benefit obligation. . . . . . . . . .  $ (8,433)  $ (7,630)
Fair value of plan assets . . . . . . . . . . .     5,905      4,846
                                                 ---------  ---------
Funded status . . . . . . . . . . . . . . . . .  $ (2,528)  $ (2,784)
Unrecognized net transition obligation. . . . .        53         73
Unrecognized prior service cost . . . . . . . .       (10)       (14)
Unrecognized net loss . . . . . . . . . . . . .     3,341      3,498
                                                 ---------  ---------
Net amounts recognized. . . . . . . . . . . . .  $    856   $    773
                                                 =========  =========

AMOUNTS RECOGNIZED IN FINANCIAL STATEMENTS
Accrued benefit cost. . . . . . . . . . . . . .  $ (2,031)  $ (2,247)
Intangible asset. . . . . . . . . . . . . . . .        43         58
                                                 ---------  ---------
Accumulated other comprehensive loss. . . . . .    (1,988)    (2,189)
Unfunded pension liability. . . . . . . . . . .     2,844      2,962
                                                 ---------  ---------
Prepaid pension . . . . . . . . . . . . . . . .  $    856   $    773
                                                 =========  =========



     The accumulated benefit obligation for the U.S. defined benefit pension plan was $7,936,000 and $7,093,000 at December 31, 2003 and 2002, respectively.


                                                        2003     2002       2001
                                                      -------  -------  ---------
                                      (In thousands)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost . . . . . . . . . . . . . . . . . . . .  $  314   $  287   $    227
Interest cost. . . . . . . . . . . . . . . . . . . .     483      449        443
Expected return on plan assets . . . . . . . . . . .    (386)    (424)      (475)
Transition obligation. . . . . . . . . . . . . . . .      19       19         19
Amortization of prior service cost . . . . . . . . .      (4)      (4)        (4)
Recognized net actuarial loss. . . . . . . . . . . .     259      165         29
                                                      -------  -------  ---------
Net periodic benefit cost. . . . . . . . . . . . . .  $  685   $  492   $    239
                                                      =======  =======  =========



WEIGHTED-AVERAGE ASSUMPTIONS AND MEASUREMENT DATES .    2003     2002       2001
                                                      -------  -------  ---------
Benefit obligations:
  Discount rate. . . . . . . . . . . . . . . . . . .    5.85%    6.50%      6.50%
  Rate of compensation increase. . . . . . . . . . .    3.00%    3.00%      3.00%
  Measurement date - December 31 . . . . . . . . . .    2003     2002       2001
  Census date snapshop date  - December 31 . . . . .    2003     2002       2001
Net periodic pension cost:
  Discount rate. . . . . . . . . . . . . . . . . . .    6.50%    6.50%      6.50%
  Rate of compensation increase. . . . . . . . . . .    3.00%    3.00%      3.00%
  Expected long-term return on plan assets . . . . .    7.50%    8.00%      8.50%
  Measurement date - January 1 . . . . . . . . . . .    2003     2002       2001
  Census date snapshot date - January 1. . . . . . .    2003     2002       2001



     The Company's best estimate of its contributions to the plan is $1,040,000 for the year ending December 31, 2004.

     The asset allocation of plan assets at December 31, 2003 and 2002 were as follows:



ASSET CATEGORY. . . . . .   2003    2002
                           ------  ------
Cash and cash equivalents    7.7%   70.2%
Debt securities . . . . .   39.5    19.8
Equity securities . . . .   52.8    10.0
                           ------  ------
Total . . . . . . . . . .  100.0%  100.0%
                           ======  ======



     The Company's overall investment objective is to maintain a balanced portfolio focused on maintaining the inflation-adjusted value of the current asset base while allowing for potential real growth in principal. The objective is to have a 40% to 70% exposure to equities with the remainder in debt securities. Coherent in this investment objective is the understanding that the portfolio is subject to the risk of short-term principal volatility associated with investing in stocks and bonds, including the potential loss of capital.

     The plan's assets are managed by outside professionals. The investment time horizon is at least 3-5 years. There are no regular cash flow requirements from the portfolio and all income is reinvested into principal since the cash needs of the plan are met by the Company's annual contributions. The Company is not aware of any pending substantial liquidity needs from the plan. The Company's minimum performance objective is to meet its assumed expected annual return on plan assets of 7.5%. The plan is not permitted to invest in illegal and not readily marketable securities or real estate.

     Pension expense was determined using a 6.5% discount rate (consistent with the determination of liabilities at the end of 2002) and the plan liability and other disclosure items using a 5.85% discount rate. The discount rates were determined as [3x(a)+(b)]/4 where (a) is the average Aaa (Moody's) long term corporate bond yield in December and (b) is the average Baa (Moody's) long term corporate bond yield in December. The expected long-term rate of return on plan assets is 7.5%. The Company employs a building block approach in determining the long-term rate of return for plan assets with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. The annual salary increase assumption of 3% was selected based on the Company's estimate.

     The minimum additional pension liability in 2003 and 2002 are non-cash items which are offset by a direct reduction to shareholders' equity of $2,372,000 and $2,445,000, respectively.

     The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 2003, 2002 and 2001 was $127,000, $164,000 and $173,000, respectively.

     International pension expense in 2003, 2002 and 2001 was not material. Foreign plans generally are insured or otherwise fully funded.

     In October 1999, the Company and its President agreed that the President would leave the Company to pursue other business interests. In accordance with a pre-existing employment contract the Company made severance payments over three years in the amount of $200,000 per year through January 2003, recognizing interest expense over the three-year term.



10.     Shareholders'  equity:

     Data for the stock options and rights plans for 2002 and all previous years described below have been restated to reflect the 10% stock dividend which was distributed on May 15, 2003.

2001  NON-QUALIFIED  STOCK  OPTION  PLAN

     The 2001 Non-Qualified Stock Option Plan (the 2001 Plan) for officers and key employees provides for the granting of options to purchase up to 462,000 shares of the Company's Common stock. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than the fair market value of the Company's common stock on the date of grant.

     1991  NON-QUALIFIED  STOCK  OPTION  PLAN

     The 1991 Non-Qualified Stock Option Plan (the 1991 Plan) for officers and key employees of the Company expired on December 11, 2001 and no further options will be granted under the 1991 Plan. The 1991 Plan provided for the granting of options to purchase up to 1,172,772 shares of the Company's Common stock. Options granted are generally exercisable in five equal installments commencing one year after date of grant. Options expire up to 10 years from the date of grant. The exercise price per share of each option could not be less than the fair market value of the Company's Common stock on the date of grant.

     1999  STOCK  OPTION  PLAN  FOR  NONEMPLOYEE  DIRECTORS

     The 1999 Stock Option Plan for Nonemployee Directors (the 1999 Plan) provides for the granting of options to purchase up to 146,410 shares of the Company's Common stock. No options may be granted under the 1999 Plan after March 17, 2009. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value of the Company's Common stock on the date of grant.

     1998  STOCK  OPTION  PLAN  FOR  10%  SHAREHOLDER  -  DIRECTORS

     The 1998 Stock Option Plan for 10% Shareholder-Directors (the 1998 Plan) provides for the granting of options to purchase up to 294,151 shares of the Company's Common stock. No options may be granted under the 1998 Plan after March 17, 2008. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than the fair market value of the Company's Common stock on the date of grant.

STOCK  OPTION  AGREEMENTS

Stock option agreements were entered into in 1997 with the two Shareholder-Directors of the Company for a grant of options to purchase 194,869 shares of the Company's Common stock. The options were issued at fair market value on the date of grant, were exercisable in five equal annual installments commencing one year after date of grant and were due to expire five years after date of grant. All options granted under these agreements were exercised in 2002.

     The following table summarizes the Company's activity in the aggregate, for the aforementioned stock option plans and agreements:




                                                              Weighted
                                Stock       Range of          Average
                                Options     Exercise Prices   Exercise Price
                                ----------  ----------------  ---------------
Outstanding, December 31, 2000  1,397,170   $   3.08 - $9.32  $          3.87
  Granted. . . . . . . . . . .      6,655               2.25             2.25
  Exercised. . . . . . . . . .          -                  -                -
  Cancelled. . . . . . . . . .   (195,782)       3.10 - 9.32             4.34
                                ----------  ----------------  ---------------
Outstanding, December 31, 2001  1,208,043        2.25 - 5.26             3.78
  Granted. . . . . . . . . . .    224,840        4.49 - 5.67             4.53
  Exercised. . . . . . . . . .   (422,552)       3.08 - 5.26             3.42
  Cancelled. . . . . . . . . .    (42,173)       3.22 - 4.60             3.99
                                ----------  ----------------  ---------------
Outstanding, December 31, 2002    968,158        2.25 - 5.67             4.10
  Granted. . . . . . . . . . .    132,000               4.59             4.46
  Exercised. . . . . . . . . .    (12,884)              3.22             3.22
  Cancelled. . . . . . . . . .    (50,865)       3.22 - 4.60             4.46
                                ----------  ----------------  ---------------
Outstanding, December 31, 2003  1,036,409   $   2.25 - $5.67  $          4.14
                                ==========  ================  ===============



Information regarding stock options outstanding as of December 31, 2003 is as follows:


            Outstanding

                             Weighted Average  Number of
Exercise .  Number of         Remaining         Shares
Price. . .  Shares            Contractual Life  Exercisable
----------  ----------------  ----------------  -----------
2.25. . .             6,655              3.28        2,662
3.08 . . .            37,646              1.66       37,646
3.10 . . .            88,576              1.21       77,298
3.22 . . .           176,963              1.80      176,963
3.57 . . .            80,524               .92       80,524
4.45 . . .           120,450              6.14            -
4.49 . . .           150,040              4.01            -
4.59 . . .            10,450              4.01            -
4.60 . . .           178,081              2.58      106,717
4.64 . . .            48,400              5.69        9,680
5.26 . . .           136,424              1.59      136,424
5.67 . . .             2,200              4.94            -
            ----------------                    -----------

                   1,036,409.                       627,914
                  ==========                    ===========



     In the aggregate, related to the aforementioned stock option plans, there were 273,009 additional shares available for grant at December 31, 2003.

In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at

85% of fair market value on specified dates. The Company has reserved 559,231 shares of its authorized shares of Common stock for this purpose. During 2003, 2002 and 2001, 54,469, 40,584 and 42,276 Common shares, respectively, were issued under the plan.

     On October 15, 1999, the Company declared a dividend of one Common share purchase right (the Rights) on each share of Common stock outstanding. The Rights entitle the holder to purchase one share of Common stock at $17.07 (the Purchase Price) per share. Upon the occurrence of certain events related to non-negotiated attempts to acquire control of the Company, the Rights: (i) will entitle holders to purchase at the Purchase Price that number of shares of Common stock having an aggregate fair market value of two times the Purchase Price; (ii) will become exchangeable at the Company's election at an exchange ratio of one share of Common stock per right; and (iii) will become tradable separately from the Common stock. Further, if the Company is a party to a merger or business combination transaction, the Rights will entitle the holders to purchase at the Purchase Price, shares of Common stock of the surviving company having a fair market value of two times the Purchase Price.

     In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (ESOP). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $3,000, $11,000 and $4,000 during 2003, 2002 and 2001, respectively.

     Shareholders' Equity includes non-interest bearing notes receivable, resulting from the exercise of stock options, from the Vice President, Finance in the amount of $23,750 and from the Controller in the amount of $10,000.
Imputed interest on these loans amounted to $271, $1,000, and $3,000 during 2003, 2002 and 2001, respectively.

11.     Segment  information:

Business segments are defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131)" as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

Since June 14, 2001, the Company has operated in one business segment. This segment consists of the manufacture and marketing of equipment used in the pharmaceutical, medical, biotechnology, chemical and environmental research fields throughout the world.

Prior to June 14, 2001, the Company had a second segment, Antyra, Inc. (Antyra). This segment was involved in the development of a novel technology that facilitates the discovery of new drugs. Effective June 14, 2001, as a result of the Company's reduction in ownership in Antyra to below 50%, the Company ceased consolidating the operations of Antyra and, accordingly, has only one segment for the year ended December 31, 2003 and 2002. 2001 segment information for the Drug Lead Discovery segment represents the operations ofAntyra from January 1 to June 14, 2001 and were immaterial.

     The Company sells its equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of Federal, State and Municipal government departments and agencies in the United States and abroad.

     While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers.

     The following table sets forth the Company's operations by geographic area for 2003, 2002 and 2001. The information shown under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries primarily in the UK, The Netherlands, Belgium and Germany (in thousands):





                        United       United              Conso-
                        States       Kingdom   Europe   lidated
                        -----------  --------  -------  --------
     Net sales:
2003 . . . . . . . . .  $    36,293  $  6,177  $ 6,934  $ 49,404
2002 . . . . . . . . .       43,075     6,821    7,330    57,226
2001 . . . . . . . . .       42,689     8,784    8,821    60,294

    Long-lived assets:
2003 . . . . . . . . .  $     6,445  $  9,094  $   922  $ 16,461
2002 . . . . . . . . .        5,357     5,379      860    11,596
2001                          5,315     5,052      767    11,134




     Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One multi-national distributor, Fisher Scientific, based in the United States accounted for approximately 15.9%, 18.9% and 14.2%, respectively, of consolidated net sales during the years ended December 31, 2003, 2002 and 2001.

     Income from United States operations was significantly affected by the research and development costs of Antyra prior to 2002.

     During 2003, 2002 and 2001, net sales from domestic operations to foreign customers were $11,824,000, $11,564,000 and $11,916,000, respectively. Export sales from the United States are made to many countries and areas of the world including the Far East, India, the Middle East and South America with the most significant sales going to Canada, China, Israel, Japan, Switzerland and Taiwan.

12.       Related  party  transactions:

Until December 15, 2003, David Freedman, Chairman of the Board of the Company, was the owner of Bio-Instrument Ltd., a foreign firm that acts as an agent for sales of the Company's products to customers in Israel, and earns commissions on those sales. During 2003, 2002 and 2001, this firm earned commissions in the amounts of $16,316, $248,033 and $212,128, respectively, on purchases by customers in Israel of the Company's products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives. On December 15, 2003, Mr. Freedman sold his ownership interest in Bio-Instrument Ltd. to an unrelated third party.

Carol Freedman, the daughter of David Freedman, the niece of Sigmund Freedman and the sister of Kenneth Freedman, has been employed by the Company in various capacities since 1979. Ms. Freedman is currently Customer Service Manager and also is an Assistant Treasurer of the Company. Her compensation for 2003 and 2002 was $61,900 and $63,162, respectively; she also received options to purchase 1,100 and 1,210 shares of the Company's Common stock in 2003 and 2002, respectively, under the Company's 2001 Stock Option Plan for Officers and Key Employees.

13.     Commitments  and  contingencies:

     The Company is obligated under the terms of various operating leases. Rental expense under such leases for 2003, 2002 and 2001 was $655,000, $644,000 and $645,000, respectively. As of December 31, 2003, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):




                        Obligation   Sublease Rentals   Net
                        -----------  -----------------  ------

2004 . . . . . . . . .  $       822  $             245  $  577
2005 . . . . . . . . .          712                178     534
2006 . . . . . . . . .          593                178     415
2007 . . . . . . . . .          509                178     331
2008 . . . . . . . . .          419                178     241
After 2008 . . . . . .        1,178                909     269
                        -----------  -----------------  ------
Total minimum payments
  Required . . . . . .  $     4,233  $           1,866  $2,367
                        ===========  =================  ======


     The Company is contingently liable under two leases in the United Kingdom for premises that have been sub-let to third parties. One lease pursuant to which the annual rent is 99,750 ($178,000 at December 31, 2003) expires in 2014 and has been sublet for the entire remaining term of the lease. The second lease on which the annual rent is 45,000 ($80,000 at December 31, 2003) runs until September 2009. The current sub-leasee for the second lease has informed the Company that it does not intend to renew its sub-lease, which expires in October 2004 and the Company is currently in the process of finding another sub-tenant to occupy the premises for the remainder of the lease term.

In June 2003, the U.S. Department of Commerce notified the Company that it believes the Company may have failed to comply with certain export control requirements in connection with certain equipment sales to certain foreign customers. The applicable statutory framework gives the Commerce Department authority to impose civil monetary penalties (up to a maximum of $176,000 based on the agency's preliminary assessment) and other sanctions. The Company responded to the agency's invitation to settle the matter informally and has provided an explanation of the transactions in question and information about the Company's compliance measures. The Company has made a settlement offer, which it has accrued, in an amount significantly lower than $176,000 reflecting the Company's belief that the matter should be settled at a substantially reduced level. While the ultimate outcome of this matter cannot be determined at this time, management believes that it will not have a material effect on the Company's financial condition or liquidity but could have a material effect on the Company's results of operations in any one period.

     From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

14. Quarterly financial information (unaudited) (in thousands, except per share amounts):


                               First    Second     Third    Fourth     Total
                               -----     ------     -----     ------     -----
Year  ended  December  31,  2003
  Net  sales                  $11,585  $10,747   $11,478    $15,594    $49,404
  Gross  profit                 4,193    3,455     4,469     6,352      18,469
  Net (loss) income              (432)  (1,195)     (722)      894      (1,455)
  (Loss)  income  per  share:  (a)
    Basic                  $    (.05)   $ (.14)  $  (.08)   $  .10     $  (.17)
    Diluted                     (.05)     (.14)     (.08)      .10        (.17)

Year  ended  December  31,  2002
  Net  sales                 $13,263   $16,113   $13,057   $14,793     $57,226
  Gross  profit                5,680     6,437     5,559     6,205      23,881
  Net  income                    566       846       258       914       2,584
  Income  per  share:  (a)
    Basic                    $   .07   $   .10   $   .03   $   .11     $   .31
    Diluted                      .07       .10       .03       .11         .30
(a) Due to rounding, the sum of the quarters does not necessarily equal the amount for the full year.


ITEM  9.     DISAGREEMENT  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None.

ITEM  9A.     CONCLUSIONS  ABOUT  EFFECTIVENESS  OF  DISCLOSURE  CONTROLS

     As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the period ended December 31, 2003.

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

                                     ------
                                    PART III
                                    --------

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registarnt will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for June 1, 2004, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item with respect to directors and executive officers is incorporated by reference to the Proxy Statement. Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the hearding "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement

     Registrant has a code of ethics for its Chief Executive Officer, President, Chief Financial Officer and Corporate Controller, which has been posted on its website at http://nbsc.com. Registrant will disclose on its website when there
            ---------------
have  been  any  waivers  of,  or  amendments  to,  the  code  of  ethics.

     At least one member of Registrant's audit committee is considered as an audit committee financial expert. Registrant's audit committee consists of Daniel S. Van Riper, Peter Schkeeper and Ernest Gross.

ITEM  11.   EXECUTIVE  COMPENSATION

     The information required by this Item with respect to the compensation of the Registrant's executive officers is incorporated by reference to the Proxy Statement.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED  STOCKHOLDER  MATTERS

     The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Information required by this item is incorporated herein by reference to the Registant's Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in April 2004, pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

     (a)     The  following  documents  are  filed  as  a  part  of this report:

1. Financial statements and supplementary data included in Part II of this report:

          New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

          Consolidated  Balance  Sheets  as  of  December  31,  2003  and  2002

          Consolidated  Statements  of  Operations  for  the  years  ended
             December  31,  2003,  2002  and  2001

          Consolidated  Statements  of  Shareholders' Equity for the years ended
             December  31,  2003,  2002  and  2001


          Consolidated  Statements  of  Cash  Flows  for  the  years  ended
             December  31,  2003,  2002  and  2001

          Consolidated  Statements  of  Comprehensive  Income  (Loss)  for  the
             years  ended  December  31,  2003,  2002  and  2001

          Notes  to  Consolidated  Financial  Statements

     2.     Financial  statement  schedules  included in part IV of this report:

          Schedule  II

          Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Controls  and  Procedures

     4.     Exhibits:
          The  Exhibits  index  is  on  Page  60.

(a) The following reports on Form 8-K have been filed during the last quarter of  the  period  covered  by  this  report:

On November 17, 2003 Registrant filed a report referencing a press release reporting its acquisition of RS Biotech Laboratory Equipment Ltd.

                                                  Schedule  II


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)


                                             Additions
                                        ----------------------


                            Balance             Charged to                                    Balance
                            At                  Costs and       Charged to                     At End
                            Beginning            (Credited) to  Other                             of
                            of Period           Expenses        Accounts     Deductions         Period
                            ------------------  --------------  -----------  -----------      -------

                            Year ended
                            December 31, 2003
       Allowance for
         doubtful accounts  $              467  $          114  $        22  $         -  $   603
       Inventory valuation
         allowance . . . .               1,932             918           65          257    2,658

  Year ended
       December 31, 2002
       Allowance for
         doubtful accounts                 466               1            -            -      467
       Inventory valuation
         allowance . . . .               1,759             400            -          227    1,932

  Year ended
     December 31, 2001
       Allowance for
         doubtful accounts                 354             145            -           33      466
       Inventory valuation
         allowance . . . .               1,112             931            -          284    1,759

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

(3b) Restated By-Laws of the Company, as amended and restated is incorporated herein by reference from Exhibit (3b) to the Registrant's Form 10-Q for the quarter ended Septebmer 27, 2003.

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

(10-10)     Involuntary  Termination  Agreement  with  Samuel  Eichenbaum  is incorporated herein by reference to Exhibit (10-10) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

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

(10-29     Involuntary  Termination  Agreement  with  James  T.  Orcutt  is incorporated herein by reference to Exhibit (10-29) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

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

(10-32) Involuntary Termination Agreement with Lee Eppstein is incorporated herein by reference to Exhibit (10-32) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
..
(10-33) Sixth Amendment to Credit Agreement between New Brunswick Scientific Co., Inc. and Wachovia Bank, National Association (previously First Union
National Bank) dated April 1, 1999 is incorporated herein by reference to Exhibit (10-33)) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

(13) Annual Report to Shareholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2003, is incorporated herein by reference.

(22)     Subsidiaries  of  the  Company  appear  on  Page  64.

(24a)*     Consent  of  KPMG  LLP.

(31)     Certification  of  Samuel  Eichenbaum  appears  on  Page  65.

(31)     Certification  of  David  Freeman  appears  on  Page  66.

(32) Certifications of David Freedman and Samuel Eichenbaum appear on Page 67.

*  Filed  herewith.

                                                                          ------
                                                                      EXHIBIT 22

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

New  Brunswick  Scientific  West  Inc.
 Incorporated  in  the  State  of  California                            100%

New  Brunswick  Scientific  S.a.r.l.
 Incorporated  in  France                                                100%

NBS  ULT  Limited
 Incorporated  in  the  United  Kingdom                                  100%

NBS  Cryo-Research  Limited
 Incorporated  in  the  United  Kingdom                                  100%

RS  Biotech  Laboratory  Equipment  Limited
 Incorporated  in  the  United  Kingdom                                  100%

                                                                      EXHIBIT 31
                                  CERTIFICATION
I,  Samuel  Eichenbaum,  certify  that:

1. I have reviewed this annual report on Form 10-K of New Brunswick Scientific Co., Inc. (the "Registrant");

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

Date:  March  4,  2004             /s/  Samuel  Eichenbaum
                                   -----------------------
                                   Vice  President,  Finance,
                                   Chief  Financial  Officer  and  Treasurer

                                                                      EXHIBIT 31
                                  CERTIFICATION
I,  David  Freedman,  certify  that:

1. I have reviewed this annual report on Form 10-K of New Brunswick Scientific Co., Inc. (the "Registrant");

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

Date:  March  4,  2004             /s/  David  Freedman
                                    --------------------
                                   Chairman  and
                                   Chief  Executive  Officer

                                                                      EXHIBIT 32

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

March  4,  2004                    /s/  David  Freedman
                                   --------------------
                                   Name:  David  Freedman
                                   Chairman  and
                                   Chief  Executive  Officer


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

March  4,  2004                    /s/  Samuel  Eichenbaum
                                   -----------------------
                                   Name:  Samuel  Eichenbaum
                                   Vice  President,  Finance,
                                   Chief  Financial  Officer  and  Treasurer

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


          NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.


Dated:  March  4,  2004     By:     /s/  David  Freedman
                                    --------------------
                                    David  Freedman
                                    Chairman  of  the  Board
                                   (Principal  Executive  Officer)
                                    and  Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March  4,  2004     By:     /s/  Adele  Lavender
                                    --------------------
                                    Adele  Lavender
                                    Corporate  Secretary



Dated:  March  4,  2004     By:     /s/  Samuel  Eichenbaum
                                    -----------------------
                                    Samuel  Eichenbaum
                                    Vice  President,  Finance
                                    Chief  Financial  Officer  and  Treasurer

Dated:  March  4,  2004     By:     /s/  James  T.  Orcutt
                                    ----------------------
                                    James  T.  Orcutt
                                    President  and  Director

Dated:  March  4,  2004     By:     /s/  Dr.  Jerome  Birnbaum
                                    --------------------------
                                    Dr.  Jerome  Birnbaum
                                    Director


Dated:  March  4,  2004     By:     /s/  Kenneth  Freedman
                                    ----------------------
                                    Kenneth  Freedman
                                    Director


Dated:  March  4,  2004     By:     /s/  Ernest  Gross
                                    ------------------
                                    Ernest  Gross
                                    Director


Dated:  March  4,  2004     By:     /s/  Kiyoshi  Masuda
                                    --------------------
                                    Kiyoshi  Masuda
                                    Director


Dated:  March  4,  2004     By:     /s/  Dr.  David  Pramer
                                    -----------------------
                                    Dr.  David  Pramer
                                    Director


Dated:  March  4,  2004     By:     /s/  Peter  Schkeeper
                                    ---------------------
                                   Peter  Schkeeper
                                   Director


Dated:  March  4,  2004     By:     /s/  Daniel  S.  Van  Riper
                                    ---------------------------
                                    Daniel  S.  Van  Riper
                                    Director