Form 10-Q
period 2004-04-04
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2004-04-30
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  April  3,  2004     Commission  File  No.  0-6994
                                                                     ------




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



There  are  8,692,230  Common  shares  outstanding  as  of  April  30,  2004.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index




                                                                                     PAGE NO.
                                                                                     --------


PART I.  FINANCIAL INFORMATION:

    Consolidated Balance Sheets -
     April 3, 2004 and December 31, 2003. . . . . . . . . . .                              3

    Consolidated Statements of Operations -
     Three Months Ended April 3, 2004 and
      March 29, 2003. . . . . . . . . . . . . . . . . . . . .                              4

    Consolidated Statements of Cash Flows -
     Three Months Ended April 3, 2004 and
       March 29, 2003 . . . . . . . . . . . . . . . . . . . .                              5

    Consolidated Statements of Comprehensive Income (Loss)  -
     Three Months Ended April 3, 2004 and
      March 29, 2003. . . . . . . . . . . . . . . . . . . . .                              6

    Notes to Consolidated Financial Statements. . . . . . . .                              7

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition. . . . . . . . . .                             13


PART II.  OTHER INFORMATION                                                               21

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                     ASSETS
                                     ------


                                                          April 3,    December 31,
                                                           2004            2003
                                                          ----------  --------------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $   9,479   $      10,536
  Accounts receivable, net . . . . . . . . . . . . . . .     10,589          10,012
  Inventories:
    Raw materials and sub-assemblies . . . . . . . . . .      6,128           5,194
    Work-in-process. . . . . . . . . . . . . . . . . . .      2,300           2,088
    Finished goods . . . . . . . . . . . . . . . . . . .      4,645           5,022
                                                          ----------  --------------
      Total inventories. . . . . . . . . . . . . . . . .     13,073          12,304
  Deferred income taxes. . . . . . . . . . . . . . . . .        310             299
  Prepaid expenses and other current assets. . . . . . .      1,489           1,049
                                                          ----------  --------------

    Total current assets . . . . . . . . . . . . . . . .     34,940          34,200
                                                          ----------  --------------

Property, plant and equipment, net . . . . . . . . . . .      6,385           6,478
Goodwill . . . . . . . . . . . . . . . . . . . . . . . .      8,355           8,147
Other assets . . . . . . . . . . . . . . . . . . . . . .      2,499           2,496
                                                          ----------  --------------

                                                          $  52,179   $      51,321
                                                          ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

Current Liabilities:
--------------------------------------------------------
  Current installments of long-term debt . . . . . . . .  $   1,691   $       1,661
  Accounts payable and accrued expenses. . . . . . . . .      7,781           7,260
                                                          ----------  --------------
    Total current liabilities. . . . . . . . . . . . . .      9,472           8,921
                                                          ----------  --------------

Long-term debt, net of current installments. . . . . . .      7,453           7,675

Other liabilities. . . . . . . . . . . . . . . . . . . .      2,747           2,866

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par;
   authorized 25,000,000 shares; issued and outstanding,
   2004 - 8,686,641 and 2003 - 8,636,865 . . . . . . . .        543             540
  Capital in excess of par . . . . . . . . . . . . . . .     51,975          51,817
  Accumulated deficit. . . . . . . . . . . . . . . . . .    (18,571)        (18,879)
  Accumulated other comprehensive loss . . . . . . . . .     (1,417)         (1,585)
  Notes receivable from exercise of stock options. . . .        (23)           ( 34)
                                                          ----------  --------------
    Total shareholders' equity . . . . . . . . . . . . .     32,507          31,859
                                                          ----------  --------------

                                                          $  52,179   $      51,321
                                                          ==========  ==============
See notes to consolidated financial statements


..

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                     April 3,   March 29,
                                                                      2004       2003
                                                        --------------------  -----------

Net sales. . . . . . . . . . . . . . . . . . . . . . .  $            14,622   $   11,585

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . .                8,691        7,392
  Selling, general and administrative expenses . . . .                4,272        4,104
  Research, development and engineering expenses . . .                  903          857
                                                        --------------------  -----------

    Total operating costs and expenses . . . . . . . .               13,866       12,353
                                                        --------------------  -----------

Income (loss) from operations. . . . . . . . . . . . .                  756         (768)
Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .                   18           18
  Interest expense . . . . . . . . . . . . . . . . . .                 (165)        (114)
  Other, net . . . . . . . . . . . . . . . . . . . . .                  (64)         144
                                                        --------------------  -----------
                                                                       (211)          48
                                                        --------------------  -----------
Income (loss) before income tax expense (benefit). . .                  545         (720)
Income tax expense (benefit) . . . . . . . . . . . . .                  237         (288)
                                                        --------------------  -----------
Net income (loss). . . . . . . . . . . . . . . . . . .  $               308   $     (432)
                                                        ====================  ===========
Basic net income (loss) per share. . . . . . . . . . .  $               .04   $    (0.05)
                                                        ====================  ===========
Diluted net income (loss) per share. . . . . . . . . .  $               .04   $    (0.05)
                                                        ====================  ===========


Basic weighted average number of  shares outstanding .                8,650        8,570
                                                        ====================  ===========

Diluted weighted average number of shares outstanding.                8,794        8,570
                                                        ====================  ===========





See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                    April 3,    March 29,
                                                                      2004        2003
                                                                    ------------------------------------
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $   308   $  (432)
Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . .      343       305
  Gain on sale of property . . . . . . . . . . . . . . . . . . . .        -      (202)

Change in related balance sheet accounts:
  Accounts and notes receivable. . . . . . . . . . . . . . . . . .     (526)      312
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .     (730)   (1,048)
  Prepaid expenses and other current assets. . . . . . . . . . . .     (446)     (445)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . .     (101)         -
  Accounts payable and accrued expenses. . . . . . . . . . . . . .      249    (1,237)
  Advance payments from customers. . . . . . . . . . . . . . . . .      282       133
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .     (119)      (21)
                                                                    --------  --------
Net cash used in operating activities. . . . . . . . . . . . . . .     (740)   (2,635)
                                                                    ------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment . . . . . . . . . . .     (261)     (330)
  Proceeds from sale of property and equipment . . . . . . . . . .        -       253
                                                                    --------  --------
Net cash used in investing activities. . . . . . . . . . . . . . .     (261)      (77)
                                                                    --------  --------

Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . . . . . . .     (222)      (65)
  Proceeds from issue of shares under stock option plans . . . . .      161         -
  Payments on notes receivable related to exercised stock options.       11        11
                                                                    --------  --------
Net cash used in financing activities. . . . . . . . . . . . . . .      (50)      (54)
                                                                    --------  --------

Net effect of exchange rate changes on cash. . . . . . . . . . . .       (6)       23
                                                                    --------  --------
Net  decrease in cash and cash equivalents . . . . . . . . . . . .   (1,057)   (2,743)
Cash and cash equivalents at beginning of period . . . . . . . . .   10,536     9,718
                                                                  ----------  --------
Cash and cash equivalents at end of period . . . . . . . . . . . .$   9,479   $ 6,975
                                                                   =========  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     197   $   106
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      131       785



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                                     Three Months Ended
                                                         April 3,   March 29,
                                                           2004        2003
                                            -------------------  -----------

Net income (loss). . . . . . . . . . . . .  $               308  $     (432)
Other comprehensive income (loss):
  Foreign currency translation adjustment.                  168        (117)
                                            -------------------  -----------

Comprehensive income (loss). . . . . . . .  $               476  $     (549)
                                            ===================  ===========


See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of April 3, 2004 and the results of its operations for the three months ended April 3, 2004 and March 29, 2003 and its cash flows for the three months ended April 3, 2004 and March 29, 2003. Interim results may not be indicative of the results that may be expected for the year.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Note  2  -  Net  income  (loss)  per  share:

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted net income
(loss) per share. As the Company had a loss in 2003, the dilutive effect of stock options was not considered for that period. Information related to dilutive and antidilutive stock options is as follows (in thousands of shares):


                                  Three Months Ended
                                  April 3,  March 29,
                                    2004       2003
                                 -------  ---------
Dilutive effect. . .                 144          -
Antidilutive options                   2        359



Note  3  -  Long-term  debt  and  credit  agreement:

On March 15, 2002, the Company and Wachovia Bank, National Association (formerly First Union National Bank) ("the Bank") entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the then existing acquisition credit line component related to a 1999 acquisition, which remains at December 1, 2006. The maturity date of the acquisition credit line component related to the 2003 acquisition of RS Biotech and the equipment credit line component are November 2008. On September 26, 2003 the Bank Agreement was further amended to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement and to reduce the acquisition line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003, a change in the minimum equity that must be maintained, as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment (expected to be October 2, 2004), all of the terms, financial ratios and requirements as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term acquisition debt, bear interest at the bank's prime rate less 75 basis points or LIBOR plus 175 basis points, at the discretion of the Company. At April 3, 2004, the bank's prime rate was 4.0% and LIBOR was 1.11%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. At April 3, 2004 the Company is in compliance with its covenants pursuant to the Bank Agreement, as amended, and currently anticipates to be in compliance with such covenants for the next 12 months.

At April 3, 2004, the following amounts were outstanding and available under the Bank Agreement (in thousands):


                     Total
                     Line     Outstanding    Available
                     -------  -------------  ----------

Acquisitions. . . .  $10,000  $    5,954(a)  $    4,046
Equipment loans . .    2,000         756(b)       1,244
Working capital and
  letters of credit    5,000          33(c)       4,967
Foreign exchange
  transactions. . .   10,000              -      10,000
                     -------  -------------  ----------
                     $27,000  $       6,743  $   20,257
                     =======  =============  ==========


     _____________________
(a) $4,543,000 at fixed interest of 8% per annum and $1,411,000 at 175 basis points over LIBOR
(b)     Interest  at  175  basis  points  over  LIBOR
(c)     Letters  of  credit



In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At April 3, 2004, the balance of the notes was 200,000 ($366,000).

In November 2003, the Company issued notes in the amount of 975,000 ($1,645,000 at the date of acquisition) in connection with the acquistion of RS Biotech. The notes bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland and are payable 487,500 on the first and second anniversary, respectively, of the acquisition. At April 3, 2004, the balance due on the notes was 975,000 ($1,786,000).

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At April 3, 2004, $124,000 and $158,000 was outstanding under the first and second mortgages, respectively, and at March 29, 2003, $141,000 and $165,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note  4  -  Recently  adopted  accounting  standards:

In  December  2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation is being applied beginning on January 1, 2004. For any VIEs consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effective of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R had no effect on the Company's consolidated results of operations, financial position or cash flows. See Note 7 for a discussion of the Company's one investment in a variable interest entity, which is not consolidated.

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

On February 20, 2003, the Company declared a 10% stock dividend, which was paid on May 15, 2003 to shareholders of record as of April 18, 2003. The weighted average number of shares outstanding used in the computation of basic and diluted income (loss) per share for the 2003 period has been restated to reflect this dividend.

At April 3, 2004, the Company has stock-based employee compensation plans, which it accounts for in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income
(loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net income (loss) and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:


                                                              Three Months Ended
                                                                April 3,   March 29,
                                                                  2004        2003
                                                   -------------------  -----------
Net income (loss), as reported: . . . . . . . . .  $               308  $     (432)

Deduct:  Total stock-based employee
  compensation expense determined under fair. . .                   71          96
  value based method, net of related tax effects.                  ___         ___
Pro forma net income (loss) . . . . . . . . . . .  $               237  $     (528)
                                                   ===================  ===========

Net income (loss) per share:
  Basic-as reported . . . . . . . . . . . . . . .  $              0.04  $    (0.05)
                                                   ===================  ===========
  Basic-pro forma . . . . . . . . . . . . . . . .  $              0.03  $    (0.06)
                                                   ===================  ===========

  Diluted-as reported . . . . . . . . . . . . . .  $              0.04  $    (0.05)
                                                   ===================  ===========
  Diluted-pro forma . . . . . . . . . . . . . . .  $              0.03  $    (0.06)
                                                   ===================  ===========

The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (no options were granted in the first fiscal quarter of 2004):



                                            Three Months Ended
                                        April 3,            March 29,
                                         2004                 2003
                                       -------              --------
Expected life (years). . . . . . . . .  NA                      6.0
Expected volatility. . . . . . . . . .  NA                     75.80

Expected dividend yield. . . . . . . .  NA                         -
Risk-free interest rate. . . . . . . .  NA                      3.10

Weighed average fair value of options.  NA                  $   4.90
  granted during the period



Note  7  -  Investment  in  Antyra  Inc.:

The Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc) ("Antyra") that was written down to zero in 2001. Antyra had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, Antyra closed on certain new short-term financing. Under the terms of the agreement, Antyra issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of Antyra management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of Antyra preferred stock exercisable through October 2003. At October 31, 2003, BankInvest chose not to exercise the warrant and it has expired. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation, to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant, $80,000 of which they exercised. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of Antyra preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from Antyra (rent is due at $12,367 per month). For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement. The Company has also guaranteed certain lease obligations of Antyra, which are accrued for and total $55,000 as of April 3, 2004. The Company believes that any amount recorded would not be probable of recovery based on our estimate that the new short-term financing, together with its expected limited revenues during 2004, should only enable Antyra to continue operating as a going concern into the second quarter of 2004 without additional funding. As a result of the short-term financing obtained by Antyra, the Company's fully diluted interest in Antyra was reduced and will increase to 23.4% upon the receipt of the Antyra stock in lieu of rent over the 12-month period.

Antyra has virtually exhausted its remaining operating capital and consequently, its continued viability and existence is dependent upon its raising additional capital by the end of May 2004.

Note  8  -  Pension  plan:

Components of net period benefit cost for the three months ended April 3, 2004 and March 29, 2003 are as follows (in thousands):


                                     2004    2003
                                    ------ ------
Service cost. . . . . . . . . . . .  $ 95   $ 78
Interest cost . . . . . . . . . . .   120    120
Expected return on plan assets. . .  (115)   (96)
Amortization of net obligation. . .     5      5
Amortization of prior service costs    (1)    (1)
Amortization of the net (gain) loss    54     65
                                     -----  -----
Net periodic pension cost . . . . .  $158    $171
                                     =====   ====



The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $1,040,000 to its pension plan in 2004. As of April 3, 2004, $347,000 of contributions have been made.

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company for the three months ended April 3, 2004 and March 29, 2003 was $38,000 and $49,000, respectively.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three month periods ended April 3, 2004 and March 29, 2003, respectively, which should be read in conjunction with the Company's December 31, 2003 financial statements.

                              Results of Operations
                              ---------------------

EXECUTIVE  OVERVIEW
-------------------

The year 2003 was a very difficult one for the Company and for our industry as capital spending by pharmaceutical companies declined significantly due to tightened budgets and the acquisition of equipment by biotechnology companies decreased due to their inability to raise funds in the financial markets. At the same time, although government funding of the NIH and other agencies increased, a large portion of their budgets were directed toward security as a consequence of the September 11, 2001 terrorist attacks rather than to research. The Company began to experience a turnaround from this negative situation during the fourth quarter of 2003 during which it returned to profitability after three successive quarterly losses. This trend has continued into the first quarter of 2004 during which the Company experienced a significant increase in net sales and solid profitability compared with the first quarter of 2003 when it sustained a large net loss.

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

Fisher Scientific, our largest customer, is the exclusive U.S. distributor of the Company's C-Line and I-Series biological shakers. Fisher Scientific is also the exclusive distributor for the Company's C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and in France.

NET  SALES
----------

The following table summarizes consolidated backlog, orders and net sales for the three months ended April 3, 2004 and March 29, 2003 (in thousands of dollars):


                                                    %
                           2004        2003       Change
                        -------       -------     ------
     Backlog-beginning  $ 9,018       $ 6,668       35.2 %
     Add orders. . . .   15,488        10,370       49.4
     Less net sales. .   14,622        11,585       26.2
                        -------        ------      -----
     Backlog-ending. .  $ 9,884       $ 5,453       81.3%
                        =======       =======      =====



Net sales increased $3,037,000 or 26.2% in the 2004 period from $11,585,000 in 2003. Net sales increased 18.2% in the U.S. and 33.8% internationally. The increase in sales was due principally to higher unit volume aided by the recovery in the economy, the weakening dollar in international markets and the inclusion of $1.1 million in sales of RS Biotech, which was acquired in November 2003. In addition, $526,000 resulted from the dollar's weakness when the net sales of the Company's UK and European subsidiaries were translated into dollars. Excluding the foreign exchange effect, international sales increased 22.9%. The increase in net sales involved all of the Company's product lines.

Orders were very strong during the first quarter of 2004 for the reasons discussed above relating to the increase in net sales and due to the continued demand for the Company's fermentation, cell culture, shaker and freezer products.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three months ended April 3, 2004 and March 29, 2003 (in thousands of dollars):



                        2004 . .      2003
                     --------        ------

     Net sales . .    $14,622       $11,585
     Cost of sales      8,691         7,392
                      -------       -------
     Gross profit.    $ 5,931      $  4,193
                      =======      ========
     Gross margin.       40.6%        36.2%
                      =======      ========



Gross margin increased to 40.6% from 36.2% in 2003 due primarily to the effect of increased absorbtion of manufacturing overhead as a result of significantly increased manufacturing activity.

SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

As a result of the foreign exchange translation effect of the weak dollar on the expenses of the Company's European subsidiaries and the inclusion of the operating expenses of RS Biotech acquired in November 2003, 2004 selling, general and administrative expenses increased $374,000 for the three months ended April 3, 2003 compared with the three months ended March 29, 2003. If this amount is excluded, there was a $206,000 decrease in 2004 expenses stemming from the Company's cost reduction efforts offset partly by normal salary and other annual cost increases.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

As a result of the foreign exchange translation effect of the weak dollar on the expenses of the Company's European manufacturing subsidiaries and the inclusion of the expenses of RS Biotech acquired in November 2003, 2004 R&D and Engineering expenses increased $115,000 for the three months ended April 3, 2003 compared with the three months ended March 29, 2003. If this amount is excluded, there was a $69,000 decrease in 2004 expenses stemming from the Company's cost reduction efforts offset partly by normal salary and other annual cost increases.

INTEREST  EXPENSE
-----------------

Interest expense increased in the 2004 quarter due to the higher level of debt, which was incurred during the latter part of 2003 to finance the acquisition of RS Biotech and the purchase of equipment.

OTHER  (EXPENSE)  INCOME,  NET
------------------------------

The following table details other expense, net for the quarters ended April 3, 2004 and March 29, 2003, (in thousands):


                                             2004            2003
                                           -------------------------
Gain on assets sold, primarily property . $        -       $201,000
Loss on foreign currency transactions(a).  (49,000)         (44,000)
Other, net. . . . . . . . . . . . . . . .  (15,000)         (13,000)
                                           --------         --------
      Total other (expense) income , net.  (64,000)         $144,000
                                           ========         ========



     ________________________
(a) Realized foreign exchange losses which relate primarily to the settlement of purchases in the normal course of business between the Company's United States and European operating companies.



INCOME  TAX  EXPENSE
--------------------

The increase in the Company's effective income tax rate to 43.5% for the three months ended April 3, 2004 is attributable to the inability to carryback losses incurred by one of the Company's European subsidiaries resulting in no financial tax benefit for those losses in 2004. During the three months ended March 29, 2003 when the Company sustained losses, its effective tax benefit rate of 40% was higher than what might be expected due to an increase in the effective tax rate for state income taxes.

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



                                                      Payments Due by Period
                                                     ------------------------
                                                         (In thousands)
                                                     ------------------------
Contractual obligations:
                                               Less than.  1-3     3-5     More than
                                               ---------- ------  -----    ---------
                                           Total. 1 Year  Years   Years     5 Years
                                          ------ -------  -----   -----     --------
Long-term debt,
  obligations(a) . . . . . . .  $          9,144  $1,691  $    6,741  $    712  $  -
Operating lease obligations(b)             4,163     787       1,639       953   784
Purchase obligations(c). . . .             5,039   4,764         275         -     -
Other long-term liabilities(d)               677      37         640         -     -
                                          ------  ------  ----------  --------  ----
Total contractual cash
  Obligations. . . . . . . . .  $         19,023  $7,279  $    9,295  $  1,665  $784
                                          ======  ======  ==========   =======  ====


_____________________
(a)     Consists  primarily  of  debt incurred for acquisitions financed under the Company's
Bank  Agreement  and  of  notes  due  to  the sellers of businesses acquired by the Company.
(b)     Primarily  reflects  (on  a  gross basis before sublet income) lease obligations for five  premises  in  the  United Kingdom, two of which have been sublet. One of the subleased premises  with  a lease expiration date of 2014 and an annual rental of  99,750 ($183,000 at
April  3, 2004) has been sublet for the entire term of the lease. The second sublet premises with a lease expiration date of  September 28, 2009 and an annual rental of  45,000 ($82,000 at  April 3, 2004) has been sublet for a number of years, however, the subtenant has advised the  Company  that  it  does not intend to renew its sublease when it expires on October 13,
2004.  The Company is confident that a new subtenant will be located prior to the expiration of  the  current  sublease.
(c)     Primarily  includes  commitments  for  raw  materials  and  services  related to the
Company's  production  of  equipment  at  its  various  manufacturing  facilities.
(d)     Represents  a  contingent  liability for an earnout related to the acquisition of RS
Biotech provided a minimum number of units of CO2 Incubators are sold.  The Company believes that  the payment of such additional consideration is determinable beyond a reasonable doubt and  as  such  has  recorded  the  amount  as  a liability and as additional purchase price.



CASH
----

Cash and cash equivalents decreased to $9,479,000 at April 3, 2004 from $10,536,000 at December 31, 2003. The $1,057,000 decrease resulted primarily from net cash used in operating activities of $740,000, net cash used in investing activities of $261,000 and net cash used in financing activities of $50,000.

OPERATING  ACTIVITIES
---------------------

The overall factors primarily driving negative cash flow during the three months ended April 3, 2004 were increases in (i) accounts receivable, (ii) inventories,
(iii) prepaid expenses and other current assets, (iv) other assets and (v) a decrease in other liabilities partially offset by (i) net income, (ii) depreciation and amortization, (iii) an increase in accounts payable and accrued expenses and (iv) an increase in advance payments from customers. The negative cash flow factors during the 2004 period were primarily driven by the increased volume of business during the period. Assuming the business trends experienced in the fourth quarter of 2003 and the first quarter of 2004 continue to build, the Company currently anticipates that in 2004 it will generate positive cash flow from net income and depreciation expense, most likely partially offset by an increase in accounts receivable due to the improving business climate.

INVESTING  ACTIVITIES
---------------------

In 2004, net cash used in investing activities was as a result of normal additions to property, plant and equipment.

FINANCING  ACTIVITIES
---------------------

In 2004, cash flows from financing activities primarily consisted of repayments of long-term debt partially offset by proceeds from the issue of shares under stock option plans.

BANK  AGREEMENT
---------------

The Company's agreement (the Bank Agreement) with Wachovia Bank, National Association (the Bank) was amended on September 26, 2003 to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement as a consequence of the losses sustained by the Company during the first nine months of 2003, which if not relaxed, would have resulted in the Company being in violation of the debt coverage ratio covenant of 1.3 to 1. Concurrently, the Company and the Bank agreed to reduce the acquisition component of the line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003 and to modify it slightly for the fourth quarter of 2003 and for the first three quarters of 2004, a change in the minimum equity that must be maintained as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment (expected to be October 2, 2004) all of the terms, financial ratios as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. During the fourth quarter of 2003, the Company, under the Bank Agreement, borrowed $1,500,000 to fund the cash portion of the RS Biotech acquisition and $825,000 towards the purchase of capital equipment. If the Company continues to meet the financial ratios under the agreement, its continued ability to borrow under the Bank Agreement should not be impeded. The Company at present foresees no need to borrow additional funds under the Bank Agreement during 2004 as any cash requirements including $1,661,000 of debt repayments are expected to be funded from cash flow or from existing cash balances. At April 3, 2004 the Company is in compliance with its covenants pursuant to the Bank Agreement, as amended and expects to be in compliance with such covenants for the next 12 months.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in the Company's critical accounting policies during the three months ended April 3, 2004.

RECENTLY  ADOPTED  ACCOUNTING  STANDARDS
----------------------------------------

In  December  2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation is being applied beginning on January 1, 2004. For any VIEs consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R had no effect on the Company's consolidated results of operations, financial position or cash flows.

PROPOSED  ACCOUNTING  STANDARD
------------------------------

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options. On March 31, 2004, the FASB issued an exposure draft on share-based payments, which is a proposed amendment to SFAS No.123. The proposed statement is anticipated to be finalized in 2004 and effective January 1, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

Item  2.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The information required by Item 2 has been disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There has been no material change in the disclosures regarding market risk.

Item  3.  Controls  and  Procedures
-----------------------------------

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the period ended April 3, 2004.

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

No reports on Form 8-K have been filed during the quarter ended April 3, 2004 with the exception of the report filed on March 9, 2004 referencing a press release announcing the appointment of Joel Jaffe as a director of the Company.

                                     ------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NEW  BRUNSWICK  SCIENTIFIC  CO  INC.
                         ------------------------------------
                                           (Registrant)




Date:     April  30,  2004    /s/  David  Freedman
                              --------------------
                              David  Freedman
                              Chairman  and
                              Chief  Executive  Officer




Date:     April  30,  2004    /s/  Samuel  Eichenbaum
                              -----------------------
                              Samuel  Eichenbaum
                              Vice  President,  Finance,
                              Chief  Financial  Officer  and  Treasurer
                             (Principal  Accounting  Officer)

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




Date:  April  30,  2004  /s/  David  Freedman
                         --------------------
                         Chairman  and
                         Chief  Executive  Officer

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



Date:  April  30,  2004  /s/  Samuel  Eichenbaum
                         -----------------------
                         Vice  President,  Finance,
                         Chief  Financial  Officer  and  Treasurer

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

April  30,  2004              /s/  David  Freedman
                              --------------------
                              Name:  David  Freedman
                              Chairman  and
                              Chief  Executive  Officer



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

April  30,  2004              /s/  Samuel  Eichenbaum
                              -----------------------
                              Name:  Samuel  Eichenbaum
                              Vice  President,  Finance,
                              Chief  Financial  Officer  and  Treasurer


A signed original of this written statement required by Section 906 has been provided to New Brunswick Scientific Co., Inc. and will be retained by New Brunswick Scientific Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

------
               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES



                                  EXHIBIT INDEX
                                  -------------



Exhibit No.  Exhibit                                        Page No.
-----------  -------------------------------------------------------

31. . . . .  Section 302 Certification - David Freedman           21

31. . . . .  Section 302 Certification - Samuel Eichenbaum        22

32. . . . .  Section 906 Certifications                           23

3b           Restated By-Laws of the Company, as amended and restated

