Form 10-Q
period 2004-07-03
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2004-07-29
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  July  3,  2004     Commission  File  No.  0-6994
                                                                    ------




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



There  are  8,757,007  Common  shares  outstanding  as  of  July  29,  2004.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.


                                      Index



                                                                     PAGE  NO.
                                                                     ---------


PART  I.     FINANCIAL  INFORMATION:

          Consolidated  Balance  Sheets  -
           July  3,  2004  and  December  31,  2003                          3

          Consolidated  Statements  of  Operations  -
           Three  and  Six  Months  Ended  July  3,  2004  and
            June  28,  2003                                                  4

          Consolidated  Statements  of  Cash  Flows  -
           Six  Months  Ended  July  3,  2004  and
             June  28,  2003                                                 5

          Consolidated  Statements  of  Comprehensive  Income  (Loss)  -
           Three  and  Six  Months  Ended  July  3,  2004  and
            June  28,  2003                                                  6

          Notes  to  Consolidated  Financial  Statements                     7

          Management's  Discussion  and  Analysis  of  Results
           of  Operations  and  Financial  Condition                        13


PART  II.     OTHER  INFORMATION                                            20

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                      ASSETS
--------------------------------------------------------
                                                          July 3,    December 31,
                                                              2004            2003
                                                          ---------  --------------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $ 10,117   $      10,536
  Accounts receivable, net . . . . . . . . . . . . . . .     9,719          10,012
  Inventories:
    Raw materials and sub-assemblies . . . . . . . . . .     6,601           5,194
    Work-in-process. . . . . . . . . . . . . . . . . . .     2,609           2,088
    Finished goods . . . . . . . . . . . . . . . . . . .     4,665           5,022
                                                          ---------  --------------
      Total inventories. . . . . . . . . . . . . . . . .    13,875          12,304
  Deferred income taxes. . . . . . . . . . . . . . . . .       321             299
  Prepaid expenses and other current assets. . . . . . .     1,203           1,049
                                                          ---------  --------------

    Total current assets . . . . . . . . . . . . . . . .    35,235          34,200
                                                          ---------  --------------

Property, plant and equipment, net . . . . . . . . . . .     6,180           6,478
Goodwill . . . . . . . . . . . . . . . . . . . . . . . .     8,361           8,147
Other assets . . . . . . . . . . . . . . . . . . . . . .     2,579           2,496
                                                          ---------  --------------

                                                          $ 52,355   $      51,321
                                                          =========  ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

Current Liabilities:
--------------------------------------------------------
  Current installments of long-term debt . . . . . . . .  $  1,695   $       1,661
  Accounts payable and accrued expenses. . . . . . . . .     7,374           7,260
                                                          ---------  --------------
    Total current liabilities. . . . . . . . . . . . . .     9,069           8,921
                                                          ---------  --------------

Long-term debt, net of current installments. . . . . . .     7,273           7,675

Other liabilities. . . . . . . . . . . . . . . . . . . .     2,681           2,866

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par;
   authorized 25,000,000 shares; issued and outstanding,
   2004 - 8,750,902 and 2003 - 8,636,865 . . . . . . . .       547             540
  Capital in excess of par . . . . . . . . . . . . . . .    52,326          51,817
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (18,275)        (18,879)
  Accumulated other comprehensive loss . . . . . . . . .    (1,243)         (1,585)
  Notes receivable from exercise of stock options. . . .       (23)           ( 34)
                                                          ---------  --------------
    Total shareholders' equity . . . . . . . . . . . . .    33,332          31,859
                                                          ---------  --------------

                                                          $ 52,355   $      51,321
                                                          =========  ==============


See  notes  to  unaudited  consolidated  financial  statements.
---------------------------------------------------------------

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended              Six Months Ended
                                                                     July 3,            June 28,    July 3,    June 28,
                                                                       2004                2003       2004        2003
                                                        --------------------  ------------------  ---------  ----------

Net sales. . . . . . . . . . . . . . . . . . . . . . .  $            14,905   $          10,747   $ 29,527   $  22,332

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . .                8,883               7,292     17,574      14,684
  Selling, general and administrative expenses . . . .                4,431               4,045      8,703       8,149
  Research, development and engineering expenses . . .                  973                 894      1,876       1,751
                                                        --------------------  ------------------  ---------  ----------

    Total operating costs and expenses . . . . . . . .               14,287              12,231     28,153      24,584
                                                        --------------------  ------------------  ---------  ----------

Income (loss) from operations. . . . . . . . . . . . .                  618              (1,484)      1,374     (2,252)
Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .                   17                  19         35          37
  Interest expense . . . . . . . . . . . . . . . . . .                 (170)               (106)      (335)       (220)
  Other, net . . . . . . . . . . . . . . . . . . . . .                   (5)                (14)       (69)        130
                                                        --------------------  ------------------  ---------  ----------
                                                                       (158)               (101)      (369)        (53)
                                                        --------------------  ------------------  ---------  ----------

Income (loss) before income tax expense (benefit). . .                  460              (1,585)     1,005      (2,305)
Income tax expense (benefit) . . . . . . . . . . . . .                  164                (390)       401        (678)
                                                        --------------------  ------------------  ---------  ----------
Net income (loss). . . . . . . . . . . . . . . . . . .  $               296   $          (1,195)  $    604   $  (1,627)
                                                        ====================  ==================  =========  ==========

Basic net income (loss) per share. . . . . . . . . . .  $              0.03   $           (0.14)  $   0.07   $   (0.19)
                                                        ====================  ==================  =========  ==========
Diluted net income (loss) per share. . . . . . . . . .  $              0.03   $           (0.14)  $   0.07   $   (0.19)
                                                        ====================  ==================  =========  ==========
Basic weighted average number of  shares outstanding .                8,714               8,576      8,681       8,573
                                                        ====================  ==================  =========  ==========
Diluted weighted average number of shares outstanding.                8,882               8,576      8,837       8,573
                                                        ====================  ==================  =========  ==========





See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                          Six Months Ended
                                                                                                           July 3,   June 28,
                                                                                                            2004      2003
                                                                                  --------------------------------    -------
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                              604   $(1,627)
Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .                                 681       624
  Gain on sale of property . . . . . . . . . . . . . . . . . . . . . . . . . .                                   -      (202)

Change in related balance sheet accounts:
  Accounts and notes receivable. . . . . . . . . . . . . . . . . . . . . . . .                                 396     2,420
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              (1,492)   (1,589)
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .                                (165)     (104)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                 (60)        2
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . .                                 190    (1,794)
  Advance payments from customers. . . . . . . . . . . . . . . . . . . . . . .                                  (8)      221
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                (185)      (42)
                                                                                -----------------------------------  --------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . .                                .  (39)   (2,091)
                                                                                -----------------------------------  --------

Cash flows from investing activities:
  Additions to property, plant and equipment . . . . . . . . . . . . . . . . .                                (410)     (979)
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . .                                  32       261
                                                                                -----------------------------------  --------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .                                (378)     (718)
                                                                                -----------------------------------  --------

Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .                                (428)     (137)
  Proceeds from issue of shares under stock purchase and option plans                                          412.       98
  Payments on notes receivable related to exercised stock options. . . . . . .                                  11        11
                                                                                -----------------------------------  --------
Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .                                  (5)      (28)
                                                                                -----------------------------------  --------

Net effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . .                                   3       113
                                                                                -----------------------------------  --------
Net  decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .                                (419)   (2,724)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .                              10,536     9,718
                                                                                -----------------------------------  --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . .  $                           10,117   $ 6,994
                                                                                ===================================  ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                              381   $   218
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                 529       750



See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                                       Three Months Ended              Six Months Ended
                                                         July 3,           June 28,    July 3,   June 28,
                                                           2004               2003       2004       2003
                                            -------------------  ------------------  --------  ----------

Net income (loss). . . . . . . . . . . . .  $               296  $          (1,195)  $    604  $  (1,627)
Other comprehensive income (loss):
  Foreign currency translation adjustment.                  174                643        342        526
                                            -------------------  ------------------  --------  ----------

Comprehensive income (loss). . . . . . . .  $               470  $            (552)  $    946  $  (1,101)
                                            ===================  ==================  ========  ==========






























See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of July 3, 2004 and the results of its operations for the three and six months ended July 3, 2004 and June 28, 2003 and its cash flows for the six months ended July 3, 2004 and June 28, 2003. Interim results may not be indicative of the results that may be expected for the year.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Note  2  -  Net  income  (loss)  per  share:

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options, if any, are excluded from the calculation of diluted net income (loss) per share. As the Company had a loss in 2003, the dilutive effect of stock options was not considered for that period. Information related to dilutive and antidilutive stock options is as follows (in thousands of shares):


                                       Three Months Ended    Six Months Ended
                                   July 3,         June 28,  July 3,  June 28,
                                    2004              2003     2004      2003
                      ------------------  ----------------  -------  --------
Dilutive effect. . .                 168                 -      156         -
Antidilutive options                   -               374        -       374



Note  3  -  Long-term  debt  and  credit  agreement:

On March 15, 2002, the Company and Wachovia Bank, National Association (formerly First Union National Bank) ("the Bank") entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the then existing acquisition credit line component related to a 1999 acquisition, which remains at December 1, 2006. The maturity date of the acquisition credit line component related to the 2003 acquisition of RS Biotech and the equipment credit line component are November 2008. On September 26, 2003 the Bank Agreement was further amended to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement and to reduce the acquisition line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003, a change in the minimum equity that must be maintained, as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment (expected to be October 2, 2004), all of the terms, financial ratios and requirements as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term debt, bear interest at the bank's prime rate less 75 basis points or LIBOR plus 175 basis points, at the discretion of the Company. At July 3, 2004, the bank's prime rate was 4.250% and LIBOR was 1.330%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. At July 3, 2004 the Company is in compliance with its covenants pursuant to the Bank Agreement, as amended, and currently anticipates to be in compliance with such covenants for the next 12 months.

At July 3, 2004, the following amounts were outstanding and available under the Bank Agreement (in thousands):


                     Total
                     Line     Outstanding    Available
                     -------  -------------  ----------

Acquisitions. . . .  $10,000  $    5,834(a)  $    4,166
Equipment loans . .    2,000         715(b)       1,285
Working capital and
  letters of credit    5,000          33(c)       4,967
Foreign exchange
  transactions. . .   10,000              -      10,000
                     -------  -------------  ----------
                     $27,000  $       6,582  $   20,418
                     =======  =============  ==========



(a)     $4,477,000  at  8%  per  annum  and  $1,357,000  at  4.96%  per  annum
(b)     Interest  at  4.64%
(c)     Letters  of  credit



In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At July 3, 2004, the balance of the notes was 200,000 ($366,000).

In November 2003, the Company issued notes in the amount of 975,000 ($1,645,000 at the date of acquisition) in connection with the acquisition of RS Biotech. The notes bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland and are payable 487,500 on the first and second anniversary, respectively, of the acquisition. At July 3, 2004, the balance due on the notes was 975,000 ($1,783,000).

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At July 3, 2004, $119,000 and $151,000 was outstanding under the first and second mortgages, respectively, and at June 28, 2003, $150,000 and $167,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

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

At July 3, 2004, the Company has stock-based employee compensation plans, which it accounts for in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income
(loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net income (loss) and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation (in thousands, except per share amounts):


                                                               Three Months Ended             Six Months Ended
                                                                July 3,           June 28,    July 3,   June 28,
                                                                  2004               2003       2004       2003
                                                   -------------------  ------------------  --------  ----------
Net income (loss), as reported: . . . . . . . . .  $               296  $          (1,195)  $    604  $  (1,627)

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects.                   86                147        157        243
                                                   -------------------  ------------------  --------  ----------
Pro forma net income (loss) . . . . . . . . . . .  $               210             (1,342)  $    447  $  (1,870)
                                                   ===================  ==================  ========  ==========

Net income (loss) per share:
  Basic-as reported . . . . . . . . . . . . . . .  $              0.03  $           (0.14)  $   0.07  $   (0.19)
                                                   ===================  ==================  ========  ==========
  Basic-pro forma . . . . . . . . . . . . . . . .  $              0.02  $           (0.16)  $   0.05  $   (0.22)
                                                   ===================  ==================  ========  ==========

  Diluted-as reported . . . . . . . . . . . . . .  $              0.03  $           (0.14)  $   0.07  $   (0.19)
                                                   ===================  ==================  ========  ==========
  Diluted-pro forma . . . . . . . . . . . . . . .  $              0.02  $           (0.16)  $   0.05  $   (0.22)
                                                   ===================  ==================  ========  ==========

The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions;


                                                          Three Months Ended       Six Months Ended
                                                     July 3,           June 28,   July 3,    June 28,
                                                       2004               2003      2004        2003
                                        --------------------  ----------------  ---------  ----------
Expected life (years). . . . . . . . .                  6.0                NA       6.0         6.0
Expected volatility. . . . . . . . . .                51.07%               NA     51.07%      75.80%

Expected dividend yield. . . . . . . .                    -                NA       -           -
Risk-free interest rate. . . . . . . .                 4.85%               NA      4.85%       3.10%

Weighed average fair value of options.  $              6.07                NA  $   6.07   $    4.90
  Granted during the period



Note  7  -  Investment  in  Antyra  Inc.:

The Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc) ("Antyra") that was written down to zero in 2001. Antyra had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, Antyra closed on certain new short-term financing. Under the terms of the agreement, Antyra issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of Antyra management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of Antyra preferred stock exercisable through October 2003. At October 31, 2003, BankInvest chose not to exercise the warrant and it has expired. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation, to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant, $80,000 of which they exercised. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of Antyra preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from Antyra (rent is due at $12,367 per month). For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement. The Company has also guaranteed certain equipment lease obligations of Antyra, which are accrued for and total $28,000 as of July 3, 2004. The Company believes that any amount recorded would not be probable of recovery based on its estimate that the previous short-term financing, as well as some additional short-term financing received in 2004, together with its expected limited revenues during 2004, should only enable Antyra to continue operating as a going concern for the balance of 2004 without additional funding. As a result of the short-term financing obtained by Antyra in 2004, the Company's fully diluted interest in Antyra was reduced and will increase to 19.08% upon the receipt of additional Antyra stock in lieu of rent over the next 10 months.

Antyra has limited operating capital and consequently, its continued viability and existence is dependent upon its raising additional capital during the fourth quarter of 2004.

Note  8  -  Pension  plan:

Components of net period benefit cost for the three and six months ended July 3, 2004 and June 28, 2003 are as follows (in thousands):


                                                   Three Months Ended            Six Months Ended
                                                  July 3,            June 28,    July 3,    June 28,
                                                    2004                2003       2004        2003
                                     --------------------  ------------------  ---------  ----------
Service cost. . . . . . . . . . . .  $                95   $              78   $    190   $     156
Interest cost . . . . . . . . . . .                  120                 120        240         240
Expected return on plan assets. . .                 (118)                (96)      (233)       (192)
Amortization of net obligation. . .                    5                   5         10          10
Amortization of prior service costs                   (1)                 (1)        (2)         (2)
Amortization of the net (gain) loss                   54                  65        108         130
                                     --------------------  ------------------  ---------  ----------
Net periodic pension cost . . . . .  $               155   $             171   $    313   $     342
                                     ====================  ==================  =========  ==========



The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $1,040,000 to its pension plan in 2004. As of July 3, 2004, $520,000 of contributions have been made.

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company for the three and six months ended July 3, 2004 and June 28, 2003 was $35,000 and $73,000, respectively for the 2004 periods and $37,000 and $86,000, respectively, for the 2003 periods.

Note  9  -  Reclassifications:

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 financial statement presentation.

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

The following is Management's discussion and analysis of significant factors that have affected the Company's operating results and financial condition during the three and six month periods ended July 3, 2004 and June 28, 2003, respectively, which should be read in conjunction with the Company's December 31, 2003 financial statements.

                              Results of Operations
                              ---------------------

EXECUTIVE  OVERVIEW
-------------------

The year 2003 was a very difficult one for the Company and for our industry as capital spending by pharmaceutical companies declined significantly due to tightened budgets and the acquisition of equipment by biotechnology companies decreased due to their inability to raise funds in the financial markets. At the same time, although government funding of the NIH and other agencies increased, a large portion of their budgets were directed toward security as a consequence of the September 11, 2001 terrorist attacks rather than to research. The Company began to experience a turnaround from this negative situation during the fourth quarter of 2003 during which it returned to profitability after three successive quarterly losses. This trend has continued into the first half of 2004 during which the Company experienced a significant increase in net sales and solid profitability compared with the first half of 2003 during which it sustained a large net loss.

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

Fisher Scientific, the Company's largest customer, is the exclusive U.S. distributor of the Company's C-Line and I-Series biological shakers. Fisher Scientific is also the exclusive distributor of the Company's C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and in France.

NET  SALES
----------

The following table summarizes consolidated backlog, orders and net sales for the three and six months ended July 3, 2004 and June 28, 2003 (in thousands of dollars):


                               Three Months Ended
                                  July 3,   June 28,                %
                                    2004        2003    Increase   Change
                     -------------------  ----------  ----------  -------
Backlog-beginning .  $             9,884  $    5,453  $    4,431    81.3%
Add orders received               14,735      11,391       3,344    29.4
Less net sales. . .               14,905      10,747       4,158    38.7
                     -------------------  ----------  ----------  -------
Backog - ending . .  $             9,714  $    6,097  $    3,617    59.3%
                     ===================  ==========  ==========  =======

  Six Months Ended
                                  July 3,   June 28,                 %
                                    2004        2003  Increase    Change
                     -------------------  ----------  ----------  -------
Backlog-beginning .  $             9,018  $    6,668  $    2,350    35.2%
Add orders received               30,223      21,761       8,462    38.9
Less net sales. . .               29,527      22,332       7,195    32.2
                     -------------------  ----------  ----------  -------
Backog - ending . .  $             9,714  $    6,097  $    3,617    59.3%
                     ===================  ==========  ==========  =======



Net sales increased $4,158,000 or 38.7% to $14,905,000 for the three months ended July 3, 2004 from $10,747,000 in the prior year period and increased $7,195,000 or 32.2% to $29,527,000 in the 2004 six month period from $22,332,000 in 2003. Net sales increased 15.1% in the U.S. and 63.2% internationally for the second quarter of 2004 and increased 16.6% in the U.S. and 47.6% internationally for the 2004 six month period. The increase in sales for both the quarter and year to date periods was due principally to higher unit volume aided by the recovery in the economy, both in the United States and internationally as the market for Life Science equipment rebounded from the last couple of years and as more government funding for research has begun to flow. Net sales also benefited from the weakening dollar in international markets and the inclusion of $1.3 million and $2.4 million, respectively, for the 2004 quarter and six month period in sales of RS Biotech, which was acquired in November 2003. In addition, $254,000 and $780,000, respectively, for the 2004 quarter and six month period resulted from the dollar's weakness when the net sales of the Company's UK and European subsidiaries were translated into dollars. Excluding the foreign exchange effect, international sales increased 55.7% and 38.0%, respectively, for the quarter and six month periods ended July 3, 2004. The increase in net sales involved most of the Company's product lines.

Orders were very strong during the second quarter and first six months of 2004 for the reasons discussed above relating to the increase in net sales and due to the continued demand for the Company's cell culture, shaker, C02 Incubator and freezer products.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three and six months ended July 3, 2004 and June 28, 2003 (in thousands of dollars):


                           Three Months Ended             Six Months Ended
                            July 3,            June 28,    July 3,    June 28,
                              2004                2003       2004        2003
               --------------------  ------------------  ---------  ----------
Net sales . .  $            14,905   $          10,747   $ 29,527   $  22,332
Cost of sales                8,883               7,292     17,574      14,684
               --------------------  ------------------  ---------  ----------
Gross profit.  $             6,022   $           3,455   $ 11,953   $   7,648
               ====================  ==================  =========  ==========
Gross margin.                 40.4%               32.1%      40.5%       34.2%
               ====================  ==================  =========  ==========



The increase in gross margin to 40.4% for the 2004 quarter from 32.1% in 2003 and the increase to 40.5% from 34.2% for the 2004 six month period was due primarily to the effect of increased absorbtion of manufacturing overhead due to significantly increased manufacturing activity as a result of higher sales volumes.

SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

As a result of the foreign exchange translation effect of the weak dollar on the expenses of the Company's European subsidiaries and the inclusion of the operating expenses of RS Biotech acquired in November 2003, 2004 selling, general and administrative expenses increased $386,000 for the three months ended July 3, 2004 compared with the three months ended June 28, 2003 and increased $554,000 for the six months ended July 3, 2004 compared with the first six months of 2003. On a constant currency basis, there were increases in expenses of $72,000 for the 2004 second quarter due to normal year over year increases partially offset by the Company's cost reduction efforts and a decrease of $136,000 in expenses for the six month period stemming from the Company's cost reduction efforts offset partly by normal salary and other annual cost increases.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

As a result of the foreign exchange translation effect of the weak dollar on the expenses of the Company's European manufacturing subsidiaries and the inclusion of the expenses of RS Biotech acquired in November 2003, R&D and Engineering expenses increased $79,000 and $125,000, respectively, for the three months and six months ended July 3, 2004 compared with the three months and six months ended June 28, 2003. If these amounts are excluded, expenses for the quarter would have shown no increase over 2003 and there was a $70,000 decrease in 2004 year to date expenses stemming from the Company's cost reduction efforts offset partly by normal salary and other annual cost increases.

INTEREST  EXPENSE
-----------------

Interest expense increased in the 2004 quarter due to the higher level of debt, which was incurred during the latter part of 2003 to finance the acquisition of RS Biotech and the purchase of certain equipment.

OTHER  (EXPENSE)  INCOME,  NET
------------------------------

The following table details other (expense) income, net for the three and six months ended July 3, 2004 and June 28, 2003, (in thousands):


                                                              Three Months Ended            Six Months Ended
                                                              July 3,            June 28,    July 3,    June 28,
                                                                2004                2003       2004        2003
                                                 --------------------  ------------------  ---------  ----------
(Loss) gain on assets sold, primarily property.  $               (30)  $               -   $    (30)  $     201
Gain (loss) on foreign currency transactions(a)                   39                 (23)       (10)        (67)
Other, net. . . . . . . . . . . . . . . . . . .                  (14)                  9        (29)         (4)
                                                 --------------------  ------------------  ---------  ----------
    Total other (expense) income, net . . . . .  $                (5)  $             (14)  $    (69)  $     130
                                                 ====================  ==================  =========  ==========

     _______________________
(a)      Realized  foreign  exchange  gains  and  losses  which  relate  primarily  to  the  settlement  of purchases  in  the  normal  course  of  business  between  the  Company's  United  States  and
European  operating  companies.



INCOME  TAX  EXPENSE
--------------------

The Company's effective income tax rate of 35.7% and 39.9%, respectively, for the three and six months ended July 3, 2004 is not significantly different than the statutory tax rates in the jurisdictions the Company operates in. During the three and six months ended June 28, 2003 when the Company sustained losses, its effective tax benefit rate of 24.6% and 29.4%, respectively, was lower than what might be expected due to the inability to carryback losses incurred by one of the Company's European subsidiaries resulting in no financial tax benefit for those losses in 2003 partially offset by an increase in the effective tax rate for state income taxes.

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


                                                          Payments Due by Period
                                                             (In thousands)
                                                        ------------------------
Contractual obligations:
                                                        Less than.      1-3    3-5 More than
                                                  Total. 1 Year       Years     Years  Years
------------------------------  ------------------------  ------  ----------  --------
Long-term debt,
  obligations(a) . . . . . . .  $                  8,968  $1,695  $    6,668  $    605  $  -
Operating lease obligations(b)                     3,913     872       1,442       875   724
Purchase obligations(c). . . .                     5,053   5,031          22         -     -
Other long-term liabilities(d)                       619      55         564         -     -
                                ------------------------  ------  ----------  --------  ----
Total contractual cash
  Obligations. . . . . . . . .  $                 18,553  $7,653  $    8,696  $  1,480  $724
                                ========================  ======  ==========  ========  ====


_____________________
(a)     Consists  primarily  of  debt incurred for acquisitions financed under the Company's
Bank  Agreement  and  of  notes  due  to  the sellers of businesses acquired by the Company.
(b)     Primarily  reflects  (on  a  gross basis before sublet income) lease obligations for five  premises  in  the  United Kingdom, two of which have been sublet. One of the subleased premises  with  a lease expiration date of 2014 and an annual rental of  99,750 ($182,000 at
July  3,  2004) has been sublet for the entire term of the lease. The second sublet premises with a lease expiration date of  September 28, 2009 and an annual rental of  45,000 ($82,000 at  July  3, 2004) has been sublet for a number of years, however, the subtenant has advised the  Company  that  it  does not intend to renew its sublease when it expires on October 13,
2004.  The Company is confident that a new subtenant will be located prior to the expiration of  the  current  sublease.
(c)     Primarily  includes  commitments  for  raw  materials  and  services  related to the
Company's  production  of  equipment  at  its  various  manufacturing  facilities.
(d)     Represents  a  contingent  liability for an earnout related to the acquisition of RS
Biotech provided a minimum number of units of CO2 Incubators are sold.  The Company believes that  the payment of such additional consideration is determinable beyond a reasonable doubt and  as  such  has  recorded  the  amount  as  a liability and as additional purchase price.



CASH
----

Cash and cash equivalents decreased to $10,117,000 at July 3, 2004 from $10,536,000 at December 31, 2003. The $419,000 decrease resulted primarily from net cash used in investing activities of $378,000. Under financing activities, $428,000 of net cash was used for the repayment of long-term debt but was offset by $412,000 of proceeds from the issue of shares under stock purchase and option plans.

OPERATING  ACTIVITIES
---------------------

The overall factors primarily affecting cash flow during the six months ended July 3, 2004 were increases in (i) inventories, (ii) prepaid expenses and other current assets, (iii) other assets and (iv) a decrease in other liabilities partially offset by (i) net income, (ii) depreciation and amortization, (iii) a decrease in accounts and notes receivable and (iv) an increase in accounts payable and accrued expenses. The negative cash flow factors during the 2004 period were primarily driven by the increased volume of business during the period. Assuming positive business trends continue to build, the Company currently anticipates that later in 2004 it will generate positive cash flow from net income and depreciation expense, partially offset by an increase in accounts receivable due to the improving business climate and higher sales volumes. Inventories are not expected to increase due to the Company's increased focus on Lean Manufacturing techniques.

INVESTING  ACTIVITIES
---------------------

In 2004, net cash used in investing activities was as a result of normal additions to property, plant and equipment.

FINANCING  ACTIVITIES
---------------------

In 2004, cash flows from financing activities primarily consisted of repayments of long-term debt partially offset by proceeds from the issue of shares under stock purchase and option plans.

BANK  AGREEMENT
---------------

The Company's agreement (the Bank Agreement) with Wachovia Bank, National Association (the Bank) was amended on September 26, 2003 to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement as a consequence of the losses sustained by the Company during the first nine months of 2003, which if not relaxed, would have resulted in the Company being in violation of the debt coverage ratio covenant of 1.3 to 1. Concurrently, the Company and the Bank agreed to reduce the acquisition component of the line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003 and to modify it slightly for the fourth quarter of 2003 and for the first three quarters of 2004, a change in the minimum equity that must be maintained as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment (expected to be October 2, 2004) all of the terms, financial ratios as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. During the fourth quarter of 2003, the Company, under the Bank Agreement, borrowed $1,500,000 to fund the cash portion of the RS Biotech acquisition and $825,000 towards the purchase of capital equipment. If the Company continues to meet the financial ratios under the agreement, its continued ability to borrow under the Bank Agreement should not be impeded. The Company at present foresees no need to borrow additional funds under the Bank Agreement during 2004 as any cash requirements including $1,661,000 of debt repayments are expected to be funded from cash flow or from existing cash balances. At July 3, 2004 the Company is in compliance with its covenants pursuant to the Bank Agreement, as amended and expects to be in compliance with such covenants for the next 12 months.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in the Company's critical accounting policies during the six months ended July 3, 2004.

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

Item  3.  Controls  and  Procedures
-----------------------------------

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the period ended July 3, 2004.

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

No reports on Form 8-K have been filed during the quarter ended July 3, 2004 with the exception of the report filed on April 23, 2004 referencing a press release reporting the death of Kiyoshi Masuda, a director of the Company since 1980.

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

                         NEW  BRUNSWICK  SCIENTIFIC  CO  INC.
                         ------------------------------------
                                           (Registrant)




Date:     July  29,  2004                 /s/  David  Freedman
                                          --------------------
                                          David  Freedman
                                          Chairman  and
                                          Chief  Executive  Officer




Date:     July  29,  2004                 /s/  Samuel  Eichenbaum
                                          -----------------------
                                          Samuel  Eichenbaum
                                          Vice  President,  Finance,
                                          Chief  Financial  Officer
                                          and  Treasurer
                                          (Principal  Accounting  Officer)

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




Date:  July  29,  2004               /s/  David  Freedman
                                     --------------------
                                     Chairman  and
                                     Chief  Executive  Officer

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



Date:  July  29,  2004               /s/  Samuel  Eichenbaum
                                      -----------------------
                                      Vice  President,  Finance,
                                      Chief  Financial  Officer  and  Treasurer

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

July  29,  2004                      /s/  David  Freedman
                                      --------------------
                                     Name:  David  Freedman
                                     Chairman  and
                                     Chief  Executive  Officer



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

July  29,  2004                     /s/  Samuel  Eichenbaum
                                    -----------------------
                                    Name:  Samuel  Eichenbaum
                                    Vice  President,  Finance,
                                    Chief  Financial  Officer  and  Treasurer


A signed original of this written statement required by Section 906 has been provided to New Brunswick Scientific Co., Inc. and will be retained by New Brunswick Scientific Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.  Exhibit                                        Page No.
-----------  ---------------------------------------------  --------

31. . . . .  Section 302 Certification - David Freedman         21

31. . . . .  Section 302 Certification - Samuel Eichenbaum      22

32. . . . .  Section 906 Certifications                         23

3b Restated By-Laws of the Company, as amended and restated