Form 10-Q
period 2004-10-02
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2004-10-29
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  October  2,  2004     Commission  File  No.  0-6994
                                                                       ------




                       NEW BRUNSWICK SCIENTIFIC CO., INC.




State  of  Incorporation  - New Jersey                         E. I. #22-1630072
                            ----------                               -----------


                    44 Talmadge Road, Edison, N.J. 08818-4005


                  Registrant's Telephone Number:  732-287-1200
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



There  are  8,838,706  Common  shares  outstanding  as  of  October  29,  2004.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

     Consolidated  Balance  Sheets  -
          October  2,  2004  and  December  31,  2003                         3

     Consolidated  Statements  of  Operations  -
           Three  and  Nine  Months  Ended  October  2,  2004  and
            September  27,  2003                                              4

     Consolidated  Statements  of  Cash  Flows  -
          Nine  Months  Ended  October  2,  2004  and
            September  27,  2003                                              5

     Consolidated  Statements  of  Comprehensive  Income  (Loss)  -
     Three  and  Nine  Months  Ended  October  2,  2004  and
            September  27,  2003                                              6

     Notes  to  Consolidated  Financial  Statements                           7

     Item  2.  Management's  Discussion  and  Analysis  of  Results
        of  Operations  and  Financial  Condition                            13

     Item  3.  Qualitative and Quantitative Disclosures about Market Risk    20

     Item  4.  Controls  and  Procedures                                     20

PART  II  -  OTHER  INFORMATION

     Item  6.  Exhibits  and  Reports  on  Form  8-K                         20
     Signatures                                                              21

FORWARD-LOOKING  STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends,""plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. The Company undertakes no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

PART  I  -  FINANCIAL  INFORMATION

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                     ASSETS
                                     ------


                                                          October 2,    December 31,
                                                                 2004            2003
                                                          ------------  --------------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $     9,782   $      10,536
  Accounts receivable, net . . . . . . . . . . . . . . .       10,293          10,012
  Inventories:
    Raw materials and sub-assemblies . . . . . . . . . .        6,862           5,194
    Work-in-process. . . . . . . . . . . . . . . . . . .        2,287           2,088
    Finished goods . . . . . . . . . . . . . . . . . . .        4,786           5,022
                                                          ------------  --------------
      Total inventories. . . . . . . . . . . . . . . . .       13,935          12,304
  Deferred income taxes. . . . . . . . . . . . . . . . .          324             299
  Prepaid expenses and other current assets. . . . . . .        1,071           1,049
                                                          ------------  --------------

    Total current assets . . . . . . . . . . . . . . . .       35,405          34,200
                                                          ------------  --------------

Property, plant and equipment, net . . . . . . . . . . .        6,157           6,478
Goodwill . . . . . . . . . . . . . . . . . . . . . . . .        8,220           8,147
Other assets . . . . . . . . . . . . . . . . . . . . . .        2,577           2,496
                                                          ------------  --------------

                                                          $    52,359   $      51,321
                                                          ============  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                     ---------------------------------------

Current Liabilities:
--------------------------------------------------------
  Current installments of long-term debt . . . . . . . .  $     1,683   $       1,661
  Accounts payable and accrued expenses. . . . . . . . .        7,561           7,260
                                                          ------------  --------------
    Total current liabilities. . . . . . . . . . . . . .        9,244           8,921
                                                          ------------  --------------

Long-term debt, net of current installments. . . . . . .        7,091           7,675

Other liabilities. . . . . . . . . . . . . . . . . . . .        2,311           2,866

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par;
   authorized 25,000,000 shares; issued and outstanding,
   2004 - 8,790,268 and 2003 - 8,636,865 . . . . . . . .          549             540
  Capital in excess of par . . . . . . . . . . . . . . .       52,483          51,817
  Accumulated deficit. . . . . . . . . . . . . . . . . .      (18,041)        (18,879)
  Accumulated other comprehensive loss . . . . . . . . .       (1,255)         (1,585)
  Notes receivable from exercise of stock options. . . .          (23)           ( 34)
                                                          ------------  --------------
    Total shareholders' equity . . . . . . . . . . . . .       33,713          31,859
                                                          ------------  --------------

                                                          $    52,359   $      51,321
                                                          ============  ==============



See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended                 Nine Months Ended
                                                        October 2,            September 27,        October 2,    September 27,
                                                                       2004                 2003          2004             2003
                                                        --------------------  -------------------  ------------  ---------------

Net sales. . . . . . . . . . . . . . . . . . . . . . .  $            15,192   $           11,478   $    44,719   $       33,810

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . .                9,223                7,009        26,797           21,693
  Selling, general and administrative expenses . . . .                4,540                4,016        13,243           12,165
  Research, development and engineering expenses . . .                  902                  775         2,778            2,526
                                                        --------------------  -------------------  ------------  ---------------

    Total operating costs and expenses . . . . . . . .               14,665               11,800        42,818           36,384
                                                        --------------------  -------------------  ------------  ---------------

Income (loss) from operations. . . . . . . . . . . . .                  527                 (322)        1,901           (2,574)
Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .                   22                   12            57               49
  Interest expense . . . . . . . . . . . . . . . . . .                 (165)                (114)         (500)            (334)
  Other, net . . . . . . . . . . . . . . . . . . . . .                   (1)                 (35)          (70)              95
                                                        --------------------  -------------------  ------------  ---------------
                                                                       (144)                (137)         (513)            (190)
                                                        --------------------  -------------------  ------------  ---------------

Income (loss) before income tax expense (benefit). . .                  383                 (459)        1,388           (2,764)
Income tax expense (benefit) . . . . . . . . . . . . .                  149                  263           550             (415)
                                                        --------------------  -------------------  ------------  ---------------
Net income (loss). . . . . . . . . . . . . . . . . . .  $               234   $             (722)  $       838   $       (2,349)
                                                        ====================  ===================  ============  ===============

Basic net income (loss) per share. . . . . . . . . . .  $              0.03   $            (0.08)  $      0.10   $        (0.27)
                                                        ====================  ===================  ============  ===============
Diluted net income (loss) per share. . . . . . . . . .  $              0.03   $            (0.08)  $      0.09   $        (0.27)
                                                        ====================  ===================  ============  ===============
Basic weighted average number of shares outstanding. .                8,768                8,606         8,709            8,584
                                                        ====================  ===================  ============  ===============
Diluted weighted average number of shares outstanding.                8,899                8,606         8,857            8,584
                                                        ====================  ===================  ============  ===============





See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Nine  Months  Ended
                                                  October  2,    September  27,
                                                     2004             2003
                                                   -------          -------
Cash  flows  from  operating  activities:
Net  income  (loss)                                 $       838     $(2,349)
Adjustments  to  reconcile  net  income  (loss)  to  net  cash used  in  operating  activities:
     Depreciation  and  amortization                      1,052         903
     Gain  on  sale  of  property                             -        (201)

Change  in  related  balance  sheet  accounts:
     Accounts  and  notes  receivable                      (182)       2,014
     Inventories                                         (1,554)      (1,235)
     Prepaid  expenses  and  other  current  assets         (37)        (760)
     Other  assets  and  Goodwill                            75         (177)
     Accounts  payable  and  accrued  expenses              281         (155)
     Advance  payments  from  customers                     118          363
     Other  liabilities                                    (555)         (63)
                                                          -----        ------
Net  cash  provided  by  (used  in)  operating  activities   36       (1,660)
                                                          -----        ------

Cash  flows  from  investing  activities:
     Additions  to  property,  plant  and  equipment       (748)        (963)
     Proceeds  from  sale  of  property  and  equipment      32           261
                                                           ----          ----
Net  cash  used  in  investing  activities                 (716)         (702)
                                                            ---          -----

Cash  flows  from  financing  activities:
     Repayments  of  long-term  debt                       (620)         (227)
     Proceeds  from  issue  of  shares  under  stock
        purchase  and option plans                          538           140
     Payments  on  notes  receivable  related  to
        exercised  stock  options                            11            11
                                                           ----           ----
Net  cash  used  in  financing  activities                  (71)           (76)
                                                           -----          -----

Net effect of exchange rate changes on cash                  (3)           112
                                                           -----         ------
Net  decrease  in  cash  and  cash  equivalents            (754)        (2,326)
Cash  and  cash  equivalents  at  beginning  of  period  10,536          9,718
                                                         ------         -------
Cash  and  cash  equivalents  at  end of period         $ 9,782        $ 7,392
                                                        =======         ======

Supplemental  disclosure  of  cash  flow  information:
Cash  paid  during  the  period  for:
     Interest                                           $   488        $   332
     Income  taxes                                        1,118            839

See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                            October 2,            September 27,        October 2,   September 27,
                                                           2004                 2003          2004            2003
                                            --------------------  -------------------  -----------  ---------------

Net income (loss). . . . . . . . . . . . .  $               234   $             (722)  $       838  $       (2,349)
Other comprehensive income (loss):
  Foreign currency translation adjustment.                  (12)                 230           330             756
                                            --------------------  -------------------  -----------  ---------------

Comprehensive income (loss). . . . . . . .  $               222   $             (492)  $     1,168  $       (1,593)
                                            ====================  ===================  ===========  ===============


See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of October 2, 2004 and the results of its operations for the three and nine months ended October 2, 2004 and September 27, 2003 and its cash flows for the nine months ended October 2, 2004 and September 27, 2003. Interim results may not be indicative of the results that may be expected for the year.

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


                                            Three Months Ended              Nine Months Ended
                                  October 2,          September 27,      October 2,  September 27,
                                                2004               2003        2004           2003
                                  ------------------  -----------------  ----------  -------------
Dilutive effect of stock options                 131                  -         148              -
Antidilutive stock options . . .                  15                326          15            326



Note  3  -  Long-term  debt  and  credit  agreement:

On March 15, 2002, the Company and Wachovia Bank, National Association (formerly First Union National Bank) ("the Bank") entered into an amendment to extend their agreement (the Bank Agreement) by three years to May 31, 2005. The amendment to the Bank Agreement did not change the maturity date of the then existing acquisition credit line component related to a 1999 acquisition, which remains at December 1, 2006. The maturity date of the acquisition credit line component related to the 2003 acquisition of RS Biotech and the equipment credit line component are November 2008. On September 26, 2003 the Bank Agreement was further amended to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement and to reduce the acquisition line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003, a change in the minimum equity that must be maintained, as well as the maintenance of a minimum $3 million cash balance which restriction the Company expects to be removed on December 31, 2004. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment which the Company expects to be December 31, 2004, all of the terms, financial ratios and requirements as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. There are no compensating balance requirements and any borrowings under the Bank Agreement other than the fixed term debt, bear interest at the bank's prime rate less 75 basis points or LIBOR plus 175 basis points, at the discretion of the Company. At October 2, 2004, the bank's prime rate was 4.750% and LIBOR was 1.840%. All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. At October 2, 2004 the Company is in compliance with its covenants pursuant to the Bank Agreement, as amended, and currently anticipates to be in compliance with such covenants for the next 12 months.

At October 2, 2004, the following amounts were outstanding and available under the Bank Agreement (in thousands):


                     Total
                     Line     Outstanding    Available
                     -------  -------------  ----------

Acquisitions. . . .  $10,000  $    5,714(a)  $    4,286
Equipment loans . .    2,000         674(b)       1,326
Working capital and
  letters of credit    5,000          23(c)       4,977
Foreign exchange
  transactions. . .   10,000            254       9,746
                     -------  -------------  ----------
                     $27,000  $       6,665  $   20,335
                     =======  =============  ==========


(a)     $4,411,000  at  8%  per  annum  and  $1,303,000  at  4.96%  per  annum
(b)     Interest  at  4.64%
(c)     Letters  of  credit



In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At October 2, 2004, the balance of the notes was 200,000 ($360,000).

In November 2003, the Company issued notes in the amount of 975,000 ($1,645,000 at the date of acquisition) in connection with the acquisition of RS Biotech. The notes bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland and are payable 487,500 on the first and second anniversary, respectively, of the acquisition. At October 2, 2004, the balance due on the notes was 975,000 ($1,753,000).

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At October 2, 2004, $120,000 and $153,000 were outstanding under the first and second mortgages, respectively, and at September 27, 2003, $137,000 and $162,000 were outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note  4  -  Contingencies:

In June 2003, the U.S. Department of Commerce notified the Company that it believed the Company may have failed to comply with certain export control requirements in connection with certain equipment sales to Asia. The applicable statutory framework gave the Commerce Department authority to impose civil monetary penalties (up to a maximum of $176,000 based on the agency's preliminary assessment) and other sanctions. The Company responded to the agency's invitation to settle the matter informally and provided an explanation of the transactions in question and information about the Company's compliance measures. On August 30, 2004, the company reached a settlement with the U.S. Department Commerce and paid a civil penalty of $51,000, all of which had been previously accrued by the Company.



Note  5  -  Stockholders'  Equity:

On February 20, 2003, the Company declared a 10% stock dividend, which was paid on May 15, 2003 to shareholders of record as of April 18, 2003. The weighted average number of shares outstanding used in the computation of basic and diluted income (loss) per share for the 2003 period has been restated to reflect this dividend.

At October 2, 2004, the Company has stock-based employee compensation plans, which it accounts for in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and

Future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net income (loss) and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation (in thousands, except per share amounts):


                                                             Three Months Ended                 Nine Months Ended
                                                   October 2,           September 27,        October 2,   September 27,
                                                                  2004                2003          2004            2003
                                                   -------------------  -------------------  -----------  ---------------
 Net income (loss), as reported:. . . . . . . . .  $               234  $             (722)  $       838  $       (2,349)

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects.                   61                 176           218             419
                                                   -------------------  -------------------  -----------  ---------------
Pro forma net income (loss) . . . . . . . . . . .  $               173  $             (898)  $       620  $       (2,768)
                                                   ===================  ===================  ===========  ===============

Net income (loss) per share:
  Basic-as reported . . . . . . . . . . . . . . .  $              0.03  $            (0.08)  $      0.10  $        (0.27)
                                                   ===================  ===================  ===========  ===============
  Basic-pro forma . . . . . . . . . . . . . . . .  $              0.02  $            (0.10)  $      0.07  $        (0.32)
                                                   ===================  ===================  ===========  ===============

  Diluted-as reported . . . . . . . . . . . . . .  $              0.03  $            (0.08)  $      0.09  $        (0.27)
                                                   ===================  ===================  ===========  ===============
  Diluted-pro forma . . . . . . . . . . . . . . .  $              0.02  $            (0.10)  $      0.07  $        (0.32)
                                                   ===================  ===================  ===========  ===============



The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions;


                                               Three Months Ended                  Nine Months Ended
                                        October 2,          September 27,      October 2,    September 27,
                                           2004                 2003              2004            2003
                                       ------------        ---------------     -----------   --------------
Expected life (years). . . . . . . . .  NA                  NA                         6.0              6.0
Expected volatility. . . . . . . . . .  NA                  NA                       51.07%           75.80%

Expected dividend yield. . . . . . . .  NA                  NA                           -                -
Risk-free interest rate. . . . . . . .  NA                  NA                        4.85%            3.10%

Weighed average fair value of options.  NA                  NA                 $      6.07   $         4.90
  Granted during the period



Note  6  -  Investment  in  Antyra  Inc.:

The Company has an equity investment in Antyra Inc. (formerly DGI BioTechnologies, Inc) ("Antyra") that was written down to zero in 2001. Antyra had anticipated closing a significant financing transaction with an investment group during the first half of 2003, however, the financing with this group did not take place. On May 12, 2003, Antyra closed on certain new short-term financing. Under the terms of the agreement, Antyra issued preferred shares in exchange for a $200,000 cash infusion from an investment group consisting of certain members of Antyra management and other investors and warrants to BankInvest (an existing equity investor) to purchase up to $100,000 of Antyra preferred stock exercisable through October 2003. At October 31, 2003, BankInvest chose not to exercise the warrant and it has expired. The agreement includes a provision that if such warrant is not exercised, the investment group has the right, but not the obligation, to invest an additional $100,000 in preferred stock under the same terms as the BankInvest warrant, $80,000 of which they exercised. Additionally, under the terms of the agreement, the Company agreed to accept additional shares of Antyra preferred stock on a monthly basis in lieu of the next 12 months of rent payments due the Company from Antyra (rent is due at $12,367 per month). For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement. The Company has also guaranteed certain equipment lease obligations of Antyra, which are accrued for and total $8,000 as of October 2, 2004. The Company believes that any amount recorded would not be probable of recovery based on its estimate that the previous short-term financing, as well as some additional short-term financing received in 2004, together with its expected limited revenues during 2004, should only enable Antyra to continue operating as a going concern into the first half of 2005 without additional funding. As a result of the short-term financing obtained by Antyra in 2004, the Company's fully diluted interest in Antyra was reduced and will increase to approximately 16% upon the receipt of additional Antyra stock in lieu of rent through April 2005.

Antyra has limited operating capital and consequently, its continued viability and existence is dependent upon its raising additional capital by the middle of 2005.

Note  7  -  Pension  plan:

Components of net period benefit cost for the three and nine months ended October 2, 2004 and September 27, 2003 are as follows (in thousands):


                                               Three Months Ended                 Nine Months Ended
                                     October 2,            September 27,        October 2,    September 27,
                                        2004                   2003                2004           2003
                                     --------------------  -------------------  ------------  ---------------
Service cost. . . . . . . . . . . .  $                95   $               78   $       285   $          234
Interest cost . . . . . . . . . . .                  120                  120           360              360
Expected return on plan assets. . .                 (118)                 (96)         (351)            (288)
Amortization of net obligation. . .                    5                    5            15               15
Amortization of prior service costs                   (1)                  (1)           (3)              (3)
Amortization of the net (gain) loss                   54                   65           162              195
                                     --------------------  -------------------  ------------  ---------------
Net periodic pension cost . . . . .  $               155   $              171   $       468   $          513
                                     ====================  ===================  ============  ===============



The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $1,040,000 to its pension plan in 2004. As of October 2, 2004, $1,040,000 of contributions have been made.

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company for the three and nine months ended October 2, 2004 and September 27, 2003 was $34,000 and $107,000, respectively for the 2004 periods and $33,000 and $119,000, respectively, for the 2003 periods.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The following is Management's Discussion and Analysis of significant factors that have affected the Company's operating results and financial condition during the three and nine-month periods ended October 2, 2004 and September 27, 2003, respectively, which should be read in conjunction with the Company's December 31, 2003 Form 10-K.

                              Results of Operations
                              ---------------------

EXECUTIVE  OVERVIEW
-------------------

The year 2003 was a very difficult one for the Company and for our industry as capital spending by pharmaceutical companies declined significantly due to tightened budgets and the acquisition of equipment by biotechnology companies decreased due to their inability to raise funds in the financial markets. At the same time, although government funding of the NIH and other agencies increased, a large portion of their budgets were directed toward security as a consequence of the September 11, 2001 terrorist attacks rather than to research. The Company began to experience a turnaround from this negative situation during the fourth quarter of 2003 during which it returned to profitability after three successive quarterly losses. This trend has continued during 2004 as the Company has experienced a significant increase in net sales and solid profitability compared with the first nine months of 2003 during which it sustained a large net loss.

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

NET  SALES
----------

The following table summarizes consolidated backlog, orders and net sales for the three and nine months ended October 2, 2004 and September 27, 2003 (in thousands of dollars):


                               Three Months Ended
                           October 2,        September 27,                 %
                              2004             2003          Increase    Change
                     -------------------  ---------------  ----------  -------
Backlog - beginning  $             9,714  $         6,097  $    3,617    59.3%
Add orders received               14,800           13,875         925     6.7
Less net sales. . .               15,192           11,478       3,714    32.4
                     -------------------  ---------------  ----------  -------
Backlog - ending. .  $             9,322  $         8,494  $      828     9.7%
                     ===================  ===============  ==========  =======

                                Nine Months Ended
                          October 2,. . . .  September 27,                  %
                             2004                2003        Increase    Change
                     -------------------  ---------------  ----------  -------
Backlog - beginning  $             9,018  $         6,668  $    2,350    35.2%
Add orders received               45,023           35,636       9,387    26.3
Less net sales. . .               44,719           33,810      10,909    32.3
                     -------------------  ---------------  ----------  -------
Backlog - ending. .  $             9,322  $         8,494  $      828     9.7%
                     ===================  ===============  ==========  =======



Net sales increased $3,714,000 or 32.4% to $15,192,000 for the three months ended October 2, 2004 from $11,478,000 in the prior year period and increased $10,909,000 or 32.3% to $44,719,000 in the 2004 nine month period from
$33,810,000 in 2003. Net sales increased 16.7% in the U.S. and 50.2% internationally for the third quarter of 2004 and increased 16.7% in the U.S. and 48.4% internationally for the 2004 nine-month period. The increase in sales for both the quarter and year to date periods was due principally to higher unit volume aided by the recovery in the economy, both in the United States and internationally, as the market for Life Science equipment rebounded from the last couple of years and as more government funding for research has begun to flow. Net sales also benefited from the inclusion of $1.1 million and $3.5 million, respectively, for the 2004 quarter and nine month period in sales of RS Biotech, which was acquired in November 2003. In addition, $250,000 and $1,019,000, respectively, for the 2004 quarter and nine month period resulted from the dollar's weakness when the net sales of the Company's UK and European subsidiaries were translated into dollars. Excluding the foreign exchange effect, international sales increased 45.5% and 42.3%, respectively, for the quarter and nine-month periods ended October 2, 2004. The increase in net sales involved most of the Company's product lines.

Orders increased during the third quarter and first nine months of 2004 for the reasons discussed above relating to the increase in net sales and due to the continued demand for the Company's cell culture, shaker, CO2 incubators and freezer products.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three and nine months ended October 2, 2004 and September 27, 2003 (in thousands of dollars):



                         Three Months Ended                    Nine Months Ended
                      October 2,        September 27,       October 2,    September 27,
                         2004               2003              2004             2003
               --------------------  -------------------  ------------  --------------------
Net sales . .  $            15,192   $           11,478   $    44,719   $            33,810
Cost of sales                9,223                7,009        26,797                21,693
               --------------------  -------------------  ------------  --------------------
Gross profit.  $             5,969   $            4,469   $    17,922   $            12,117
               ====================  ===================  ============  ====================
Gross margin.                 39.3%                38.9%         40.1%                 35.8%



The increase in gross margin to 39.3% for the 2004 quarter from 38.9% in 2003 and the increase to 40.1% from 35.8% for the 2004 nine month period was due primarily to the effect of increased absorption of manufacturing overhead due to greater manufacturing activity as a result of higher sales volumes, partially offset by a $150,000 write-down of inventory of the Company's Agar Sterilizer product line that the Company discontinued during the third quarter of 2004, as a result of a change in a number of regulatory compliance issues, which would have necessitated an extensive redesign of the product and was deemed not to be warranted due to the insignificant amount of sales generated by the product. Other factors which negatively affected margins were significant increases in steel prices and higher transportation costs due to fuel surcharges.

SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

As a result of the foreign exchange translation effect of the weak dollar on the expenses of the Company's European subsidiaries, the inclusion of the operating expenses of RS Biotech, acquired in November 2003 and a severance payment to the Company's European Managing Director, which amounted to approximately $346,000, selling, general and administrative expenses increased $524,000 for the three months ended October 2, 2004 compared with the three months ended September 27, 2003 and increased $1,078,000 for the nine months ended October 2, 2004 compared with the first nine months of 2003.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

As a result of the foreign exchange translation effect of the weak dollar on the expenses of the Company's European manufacturing subsidiaries and the inclusion of the expenses of RS Biotech acquired in November 2003, R&D and Engineering expenses increased $127,000 and $252,000, respectively, for the three months and nine months ended October 2, 2004 compared with the three months and nine months ended September 27, 2003.

INTEREST  EXPENSE
-----------------

Interest expense increased in the 2004 quarter and nine months due to the higher level of debt, which was incurred during the latter part of 2003 to finance the acquisition of RS Biotech and the purchase of certain equipment.

OTHER  (EXPENSE)  INCOME,  NET
------------------------------

The following table details other (expense) income, net for the three and nine months ended October 2, 2004 and September 27, 2003, (in thousands):


                                                            Three Months Ended                Nine Months Ended
                                                        October 2,          September 27,      October 2,    September 27,
                                                           2004                 2003              2004           2003
                                                  --------------------  -------------------  ------------  ---------------
Gain (loss) on assets sold, primarily property .  $                 2   $                -   $       (28)  $          201
Gain (loss) on foreign currency transactions (a)                   10                  (20)            -              (87)
Bank fees. . . . . . . . . . . . . . . . . . . .                  (11)                 (10)          (34)             (28)
Other, net . . . . . . . . . . . . . . . . . . .                   (2)                  (5)           (8)               9
                                                  --------------------  -------------------  ------------  ---------------
    Total other (expense) income, net. . . . . .  $                (1)  $              (35)  $       (70)  $           95
                                                  ====================  ===================  ============  ===============


(a)      Realized  foreign  exchange  gains  and  losses  which  relate  primarily  to  the  settlement  of purchases  in  the  normal  course  of  business  between  the  Company's  United  States  and
         European  operating  companies.



INCOME  TAX  EXPENSE
--------------------

The Company's effective income tax rate of 38.9% and 39.6%, respectively, for the three and nine months ended October 2, 2004 is slightly higher than might otherwise be expected due to losses incurred by one of the Company's European subsidiaries for which no tax benefit was provided due to the inability to carryback the losses. For the three months ended September 27, 2003, $263,000 of income tax expense was provided despite a pre tax loss of $459,000. The need for a tax expense rather than a tax benefit for the quarter resulted from the current estimated losses at that time of the Company's foreign subsidiaries for the balance of 2003. At the end of the second quarter of 2003, based on loss estimates for the full year for those subsidiaries, it appeared that an overall effective tax benefit rate of 30% would be necessary for the year. However, an updated fourth quarter estimate, together with actual third quarter results for those subsidiaries, indicated that a tax benefit rate of 15% for the year ended December 31, 2003 would be required. Since the ability to carryback losses was limited, no financial tax benefit was recognized for certain of the losses incurred. Consequently, the reduction in the effective tax benefit rate of 30% used for the first six months of 2003 to 15% resulted in a tax expense of $263,000 for the third quarter of 2003 in order to reflect an effective tax benefit of 15% for the nine months ended September 27, 2003.

During the nine months ended September 27, 2003 when the Company sustained losses, its effective tax benefit rate of 15.0% was lower than what might be expected due to the inability to carryback losses incurred by the Company's European subsidiaries, resulting in no financial tax benefit for those losses in

2003, partially offset by an increase in the effective tax rate for state income taxes.
                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
     CONTRACTUAL  OBLIGATIONS

The Company's contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating lease obligations as set forth in the following table:


                                                       Payments Due by Period
                                                           (In thousands)
                                                      ------------------------
Contractual obligations:
                                                         Less than .    .1-3       3-5  More than
                                                   Total. .1 Year       Years     Years 5 Years
-------------------------------  ------------------------  ------  ----------  --------
Long-term debt,
  obligations (a) . . . . . . .  $                  8,774  $1,683  $    6,582  $    509  $  -
Operating lease obligations (b)                     3,647     781       1,460       789   617
Purchase obligations(c) . . . .                     5,561   5,351         210         -     -
Other long-term liabilities (d)                       611      67         544         -     -
                                 ------------------------  ------  ----------  --------  ----
Total contractual cash
  obligations . . . . . . . . .  $                 18,593  $7,882  $    8,796  $  1,298  $617
                                 ========================  ======  ==========  ========  ====


_____________________
(a)     Consists  primarily  of  debt  incurred for acquisitions financed under the Company's
Bank  Agreement  and  of  notes  due  to  the  sellers of businesses acquired by the Company.
(b)     Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have  been  sublet  for  the entire terms of their leases. One has a lease expiration date of
2014  and  an  annual  rental  of  99,750  ($179,000  at  October 2, 2004). The second sublet premises  has  a lease expiration date of  September 28, 2009 and an annual rental of  45,000
($81,000  at  October  2,  2004).
(c)     Primarily  includes  commitments  for  raw  materials  and  services  related  to the
Company's  production  of  equipment  at  its  various  manufacturing  facilities.
(d)     Represents  a  contingent  liability  for an earnout related to the acquisition of RS
Biotech  provided a minimum number of units of CO2 Incubators are sold.  The Company believes that  the  payment of such additional consideration is determinable beyond a reasonable doubt and  as  such  has  recorded  the  amount  as  a  liability and as additional purchase price.



CASH
----

Cash and cash equivalents decreased $754,000 to $9,782,000 at October 2, 2004 from $10,536,000 at December 31, 2003. Net cash provided by operating activities amounted to $36,000. Net income of $838,000 and depreciation of $1,052,000 were principally offset by an increase in inventories of $1,554.000. Net cash used in investing activities was $716,000 (primarily additions to property, plant and equipment). In addition, net cash used in financing activities was $71,000. Proceeds from the issuance of shares under stock purchase and option plans of $538,000 were more than offset by the repayment of long-term debt of $620,000.

OPERATING  ACTIVITIES
---------------------

The overall factors primarily affecting cash flow during the nine months ended October 2, 2004 were increases in (i) inventories, which increased $1,554,000,
(ii) accounts and notes receivable and (iii) a decrease in other liabilities partially offset by (i) net income, (ii) depreciation and amortization, (iii) an increase in advance payments from customers and (iv) an increase in accounts payable and accrued expenses. The negative cash flow factors during the 2004 period were primarily driven by the increased volume of business during the period. Inventories are not expected to increase any further due to the
Company's increased focus on Lean Manufacturing techniques. During the nine months ended October 2, 2004, the Company disposed of $860,000 of obsolete inventory and charged that amount to a previously established reserve.

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

BANK  AGREEMENT
---------------

The Company's agreement (the Bank Agreement) with Wachovia Bank, National Association (the Bank) was amended on September 26, 2003 to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement as a consequence of the losses sustained by the Company during the first nine months of 2003, which if not relaxed, would have resulted in the Company being in violation of the debt coverage ratio covenant of 1.3 to 1. Concurrently, the Company and the Bank agreed to reduce the acquisition component of the line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003 and to modify it slightly for the fourth quarter of 2003 and for the first three quarters of 2004, a change in the minimum equity that must be maintained as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement will increase by 50 basis points. At such time as the Company meets the financial ratios that were in force prior to this amendment for two consecutive quarters (expected to be December 31, 2004) all of the terms, financial ratios as well as interest rates will revert to what they were prior to the September 26, 2003 amendment. No other provisions of the Bank Agreement were materially amended. During the fourth quarter of 2003, the Company, under the Bank Agreement, borrowed $1,500,000 to fund the cash portion of the RS Biotech acquisition and

$825,000 towards the purchase of capital equipment. If the Company continues to meet the financial ratios under the agreement, its continued ability to borrow under the Bank Agreement should not be impeded. The Company at present foresees no need to borrow additional funds under the Bank Agreement during the next twelve months as any cash requirements including $1,683,000 of debt repayments are expected to be funded from cash flow or from existing cash balances. At October 2, 2004 the Company is in compliance with its covenants pursuant to the Bank Agreement, as amended and expects to be in compliance with such covenants for the next 12 months.




CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in the Company's critical accounting policies during the nine months ended October 2, 2004.

PROPOSED  ACCOUNTING  STANDARD
------------------------------

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options. On March 31, 2004, the FASB issued an exposure draft on share-based payments, which is a proposed amendment to SFAS No.123. The proposed statement is anticipated to be finalized in 2004 and effective some time in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

Item  4.  Controls  and  Procedures
-----------------------------------

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls during the period ended October 2, 2004.

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

PART  II  -  OTHER  INFORMATION
Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

a)     Exhibits
       Exhibit  31(a)     Section  302  Certification  -  CEO
       Exhibit  31(b)     Section  302  Certification  -  CFO
       Exhibit  32        Section  906  Certifications

     b)  Reports  on  Form  8-K  during  the  quarter  ended  October  2,  2004:
          i)Termination of the employment of the Managing Director of the Company's European operations resulting in a severance payment of approximately $346,000.

         ii)Settlement of previously disclosed claims of the U.S. Department of Commerce with respect to alleged failures to comply with certain export control requirements in connection with certain equipment sales resulting in the payment of a civil penalty of $51,000.

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

                         NEW  BRUNSWICK  SCIENTIFIC  CO  INC.
                         ------------------------------------
                                           (Registrant)




Date:     October  29,  2004               /s/  David  Freedman
                                           --------------------
                                           David  Freedman
                                           Chairman  and
                                           Chief  Executive  Officer




Date:     October  29,  2004               /s/  Samuel  Eichenbaum
                                           -----------------------
                                           Samuel  Eichenbaum
                                           Vice  President,  Finance,
                                           Chief  Financial  Officer
                                           and  Treasurer
                                          (Principal  Accounting  Officer)

                                                                   EXHIBIT 31(A)

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




Date:  October  29,  2004               /s/  David  Freedman
                                        --------------------
                                        Chairman  and
                                        Chief  Executive  Officer

                                                                   EXHIBIT 31(B)

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



Date:  October  29,  2004                /s/  Samuel  Eichenbaum
                                         -----------------------
                                          Vice  President,  Finance,
                                          Chief  Financial  Officer
                                          and  Treasurer

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

October  29,  2004                           /s/  David  Freedman
                                             --------------------
                                            Name:  David  Freedman
                                            Chairman  and
                                            Chief  Executive  Officer



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

October  29,  2004                           /s/  Samuel  Eichenbaum
                                             -----------------------
                                             Name:  Samuel  Eichenbaum
                                             Vice  President,  Finance,
                                             Chief  Financial  Officer
                                             and  Treasurer


A signed original of this written statement required by Section 906 has been provided to New Brunswick Scientific Co., Inc. and will be retained by New Brunswick Scientific Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.