Form 10-K
period 2004-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2005-03-31
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements  for  the  past  90  days.  Yes  X  No  _
                                              -

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes _ No X
                                                    -

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $41,366,000 as of February 17, 2005. This figure was calculated by reference to the high and low prices of such stock on February 17, 2005.

The number of shares outstanding of the Registrant's Common stock as of February 17, 2005: 8,888,348.

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Proxy Statement to be filed within 120 days after the end of the fiscal year 2004, is incorporated in Part III herein.

The  EXHIBITS  INDEX  is  on  Page  63.

                                     ------

                                     PART I
                                     ------

ITEM  1.     BUSINESS
             --------


RESTATEMENT  OF  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------------

     On March 21, 2005, New Brunswick Scientific Co., Inc. announced that it would restate previously issued financial statements to correct for the misapplication of the Financial Accounting Standards Board ("FASB") Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" as it applies to three interest rate swaps that were entered into in 1999 and 2004 to fix the interest rates on variable rate debt incurred primarily for acquisitions in 1999 and 2003. The required adjustments did not affect income (loss) from operations or cash flow for any period. As a result of these adjustments, the Company restated the previously filed financial statements for the years ended December 31, 2001, 2002 and 2003 including the interim periods for 2003 and the interim periods ended April 3, 2004, July 3, 2004 and October 2, 2004. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K previously filed by the Company for these periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

All financial information contained in this Annual Report on Form 10-K gives effect to this restatement. Information regarding the effect of the restatement on the Company's financial position and results of operations for 2004, 2003 and 2002 is provided in Notes 2 and 15 of the Notes to Consolidated Financial Statements.

          Also, see Item 6 - Selected Financial Data, for the effect of the restatement on the Company's 2001 financial statements.

GENERAL
-------

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

The Company has a less than 20% equity investment in Antyra, Inc. that is carried at zero value on the Company's balance sheet. The Company provides no funds to Antyra, Inc. but does provide laboratory space in exchange for equity securities of Antyra, Inc. Under the terms of a lease with Antyra, Inc., the Company receives shares of Antyra, Inc. preferred stock on a monthly basis in lieu of rent payments on 5,200 square feet of space. For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement.

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

Biological Shakers.  Biological shakers perform a function similar to fermentors
------------------
and bioreactors, as they are also used in the process of propagating biological cultures. Under controlled conditions, shakers agitate flasks containing biological cultures in a liquid media in which nutrients are dissolved. Nutrients are the source of energy needed for growth, while shaking provides the dissolved oxygen needed to permit life processes to take place within the microorganism. NBS Shakers are in worldwide use in biological laboratories for research, development and in some cases, for production of various medical, biological and chemical products. In addition, shakers are widely used in microbiological and recombinant DNA research.

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

Ultra-Low  Temperature  Freezers.    Ultra-low  temperature ("ULT") freezers are
--------------------------------
utilized in research, clinical and industrial applications. They are primarily used to store or conserve biological products that include specimens (cells, tissues), stock cultures (bacteria, viruses) and vaccines. ULT freezers have a temperature range of -50 degrees C to -86 degrees C and come in both upright and chest models of varying sizes.

The Company manufactures two distinct lines of ULT freezers. Five models in its space-saving line, which utilizes thin vacuum insulation panels provide up to a 30% increase in storage capacity over traditionally insulated models in the same footprint. The four models in our standard line offer an economical alternative and make use of conventional urethane insulating techniques.

To maximize storage capacity, the Company's space-saving freezers utilize a highly efficient thermal insulation to form thin vacuum insulation panels thereby reducing the wall thickness resulting in increased storage capacity. The optional RS-485 interface allows remote control and data-logging of all five models in the space-saving range, which includes a "personal-sized" freezer for use on or under the bench, as well as two large upright and two chest-style units.

CO2  Incubators.  The  Company  manufactures a complete range of direct heat CO2
---------------
incubators, which are used in the life science industry to control the culture conditions of cells and tissues. The Company also manufactures a model specific to the in-vitro fertilization market. The Company's most advanced systems feature six-sided direct heating, accurate infrared CO2 sensing, and fanless convection air circulation to optimize cell culture conditions, as well as a variety of features to simplify routine operations and maintenance.

Nutrient  Sterilizing  and Dispensing Equipment.  The Company sells devices that
-----------------------------------------------
automatically sterilize biological nutrients and then maintain those nutrients at the required temperature for subsequent use. As a complement to its nutrient sterilizers, NBS also sells an apparatus which automatically fills culture dishes with sterile nutrient.

Tissue  Culture  Apparatus.  The  Company  manufactures  an  apparatus to rotate
--------------------------
bottles and test tubes slowly and constantly for the purpose of growing animal and plant cells as well as bacteria. Certain models of this apparatus may be placed into an incubator and equipped to regulate the speed of rotation.

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

RESEARCH  AND  DEVELOPMENT
--------------------------

     Research and development expenditures, all of which are sponsored by the Company, amounted to $3,597,000 in 2004, $3,281,000 in 2003 and $2,680,000 in
2002. Thirty-six (36) of the Company's professional employees were engaged full time in research and development activities.

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

The Company's products are designed to operate continuously over long periods with precision and regularity so that research and production may be conducted under controlled, constant and reproducible conditions. The Company manufactures its products from materials which it selects as having characteristics necessary to meet its requirements. In addition, to ensure that its manufacturing processes result in products meeting exacting specifications and tolerances, NBS follows rigorous inspection procedures. NBS maintains a quality assurance department which is responsible for inspecting raw materials and parts upon arrival at its plants as well as inspecting products during manufacture. NBS' products are serviced at its plants and at its customers' premises by Company technicians or by distributors' technicians.

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

     Fisher Scientific is the exclusive U.S. distributor of the Company's C-Line and I-Series biological shakers. While Fisher is the exclusive U.S. distributor for these NBS shakers, NBS markets and sells its INNOVA shakers and other products on a direct basis. Fisher also distributes a few selected INNOVA models and is the exclusive U.S. distributor of the Company's CO2 incubators, although the Company sells its CO2 incubators directly as well. Fisher Scientific is also the exclusive distributor for the Company's C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and France. Fisher Scientific accounted for approximately 16.0%, 15.9% and 18.9%, respectively, of consolidated net sales during the years ended December 31, 2004, 2003 and 2002. The Company did not have net sales to any other customer in excess of 10% of consolidated net sales in any year.

     NBS also sells its equipment, both directly and through scientific equipment dealers to foreign companies, institutions and governments. The major portion of its foreign sales are made in Canada, Western Europe, China, Japan, India, Taiwan and Brazil. NBS also sells its products in Eastern Europe, Africa, Asia and Latin America. These sales may be substantially affected by changes in the capital investment policies of foreign governments or by the availability of hard currency. These sales may also be affected by U.S. export control regulations applicable to scientific equipment. During 2004, net sales to foreign customers, which have been in the 50% range for many years, amounted to 55% of consolidated net sales.

For information concerning net sales in the United States and foreign countries, long-lived assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 2004, see Note 12 of Notes to Consolidated Financial Statements. Export sales consist of all sales by the Company's domestic operations to customers located outside the United States. Hence, foreign sales include export sales.

Substantially all of the orders received by the Company's domestic operations, including export orders are recorded in United States dollars. The Company's wholly-owned European subsidiaries book orders for equipment in local currencies and in some instances in United States dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the dollar had a substantial impact on the Company's consolidated financial statements, as measured in United States dollars. During 2004 the weakening of the U.S. dollar against the Pound and the Euro resulted in increases in accounts receivable and inventories of $188,000 and $162,000, respectively, and also had the effect of increasing net sales by $1,988,000.

Export sales are influenced by changes in the exchange rate of the dollar as those changes affect the cost of the Company's equipment to foreign customers. Certain countries may not be able to make substantial capital purchases in dollars for economic or political reasons.

NBS maintains five European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited, in England, New Brunswick Scientific B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, New Brunswick Scientific NV/SA in Belgium and New Brunswick Scientific S.a.r.l. in France and with three offices, also sells on a direct basis in China.

     At December 31, 2004, NBS had a backlog of unfilled orders of $8,376,000, compared with $9,018,000 at the end of 2003. NBS expects to satisfy all of its existing backlog during the coming year. The decrease in the backlog resulted from 2004 net sales exceeding 2004 net bookings due to reduced lead times to manufacture various products.

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

The Company believes that it has the largest worldwide market share for biological shakers. Barnstead International, a subsidiary of Fisher Scientific and Thermo Electron Corporation in the United States as well as several manufacturers in Europe are competitors of the Company in this market.

The Company, having begun in 2001 to sell ultra-low temperature freezers in the U.S., has a relatively small market share there but believes it has a substantial market share for freezers in the European market where it has been selling freezers for over 20 years. The Company's main competitors in the sale of freezers are Thermo Electron Corporation, Kendro and Sanyo.

The Company, through the acquisition of RS Biotech Laboratory Equipment Limited in November 2003 began selling its own CO2 incubators. Since RS Biotech sold its CO2 incubators primarily in the United Kingdom, the Company believes it has a substantial market share in the UK and a relatively small market share in the rest of the world. The Company's main competitors in the sale of CO2 incubators are Thermo Electron Corporation, Kendro, Sanyo, NuAire, Sheldon and Binder.

NBS encounters substantial competition in the sale of most of its other equipment where its sales do not represent major market shares.

     EMPLOYEES
     ---------

     NBS employs approximately 422 people, including 246 people engaged in manufacturing and supervision, 38 in research, development and engineering, 103 in sales and marketing, and 35 in administrative and clerical capacities. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2007. The Company considers its labor relations to be good.

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

WEBSITE  ACCESS  TO  REPORTS
----------------------------

The Company makes its periodic and current reports available, free of charge, on its website (www.nbsc.com) as soon as reasonably practicable after such material
             ------------
is  electronically  filed  with  the  Securities  and  Exchange  Commission.

     FORWARD-LOOKING  STATEMENTS
     ---------------------------

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company. The forward-looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, the labor relations of the Company and its customers and other factors identified in the Company's Securities and Exchange Commission filings. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. The Company undertakes no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

ITEM  2.     PROPERTY
             --------

     The Company's executive, administrative, engineering and domestic sales offices and its U.S. manufacturing operations, warehouse and other facilities are located in a Company-owned 243,000 square foot one-story steel and concrete block building situated on a 17-acre site in Edison, New Jersey. Approximately 50,500 square feet is office space, approximately 10,400 square feet is laboratory space, approximately 5,200 square feet is leased to Antyra, Inc. and the balance is devoted to manufacturing and warehouse facilities. The Company's NBS B.V. subsidiary owns its 22,825 square foot building in Nijmegen, The Netherlands.

The  Company's  wholly-owned  European subsidiaries lease facilities as follows:
New Brunswick Scientific (UK) Limited - 3,002 square feet, NBS Cryo-Research Limited - 24,664 square feet, RS Biotech Laboratory Equipment Limited - 12,600 square feet, NBS GmbH - 1,173 square feet and New Brunswick Scientific NV/SA - 1,990 square feet.

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





                                   HIGH   LOW
                                   -----  -----
  2003
     First Quarter. . . . . . . .  $5.75  $4.55
     Second Quarter . . . . . . .   5.14   3.96
     Third Quarter. . . . . . . .   5.83   3.90
     Fourth Quarter . . . . . . .   6.43   4.01
  2004
     First Quarter. . . . . . . .  $6.75  $4.90
     Second Quarter . . . . . . .   6.85   5.11
     Third Quarter. . . . . . . .   6.56   4.45
     Fourth Quarter . . . . . . .   6.47   4.75
  2005
     First Quarter
      (through February 17, 2005)  $7.33  $5.53


(B) The number of holders, including beneficial owners, of NBS' Common stock as of February 17, 2005, is 1,685.

(C)     NBS  paid  a  10%  Common  stock  dividend  on  May  15,  2003.






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

On March 21, 2005, the Company announced that as a result of the misapplication of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as it applies to three interest rate swaps, it was recording adjustments to interest expense to reflect the changes in the fair values of these instruments for the years ended December 31, 2001, 2002 and 2003 and the previously released 2004 quarterly information. Accordingly, the selected financial data has been restated, as indicated, see Note 2, "Restatement of Consolidated Financial Statements", and Note 15, "Quarterly Financial Information (Unaudited)", of the Notes to Consolidated Financial Statements.

The statement of operations data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2002 and 2001 are derived from unaudited financial statements not included herein, as the previously issued financial statements have also been adjusted (see Note (e) below).

The Company has not amended its annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for those periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.




                                                             Year Ended December 31,
                                                    ----------------------------------------
                                                   2004             2003      2002     2001        2000
                                          -------------    --------------  -------  -------  -----------
                                                           Restated (a)Restated (a) Restated (a)(e)
                                          ---------------  --------------  -------  -------  -----------
                                                         (In thousands, except per share amounts)
Net sales. . . . . . . . . . . . . . . .  $      62,124  $        49,404   $57,226  $60,294  $   49,864
Income (loss) before cumulative effect
 of accounting change. . . . . . . . . .          1,931           (1,352)    2,412    2,094   (3,927)(c)
Net income (loss) (b). . . . . . . . . .          1,931           (1,352)    2,412    1,965   (3,927)(c)
Basic net income (loss) per share. . . .           0.22            (0.16)     0.29     0.24       (0.49)
Diluted net income (loss) per share. . .           0.22            (0.16)     0.28     0.24       (0.49)
Total assets (d) . . . . . . . . . . . .         53,795           51,531    45,543   44,707      43,006
Long-term debt, net of current
 installments (d). . . . . . . . . . . .          6,022            7,675     5,213    6,751         694


(a) The Company restated its financial statements to correct for the misapplication of SFAS No. 133 related to the accounting for an interest rate swap. See Note 2 of the Notes to Consolidated Financial Statements.

(b) Includes pre-tax charges of $320,000 in 2003 related to the assignment of the lease and relocation of certain UK operations and $346,000 in 2004 and $260,000 in 2001 related to severance costs. Also includes a pretax charge of $150,000 pertaining to a write-off in 2004 of inventory related to a discontinued product.
(c) Includes a pre-tax charge of $950,000 related to the write-off of investment in Organica, Inc.
(d)     At  year-end.
(e) The unaudited selected consolidated financial data for the year ended December 31, 2001 has been revised to reflect an adjustment related to the restatement described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Restatement of Consolidated Financial Statements" and Note 2 of the Notes to Consolidated Financial Statements. As a result of the adjustment, the Company reduced previously reported income before cumulative effect of an accounting change by $117,000, net of tax ($.01 per basic and fully diluted share). In addition, the Company recorded a charge of $129,000, net of tax ($.02 per basic and fully diluted share), for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 133 on January 1, 2001.




ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

                       The following is Management's Discussion and Analysis of significant factors that have affected the Company's operating results and financial condition during the years ended December 31, 2004 and 2003, respectively, and should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in the Annual Report on Form 10-K.

          As further described in Note 2 of the Notes to Consolidated Financial Statements, on March 21, 2005, the Company announced that certain of its historical financial statements required restatement. Consequently, Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2003 and 2002 are being restated.

          Specifically, the Company determined that the restatement was required because of a misapplication of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as it applies to three interest rate swaps that were entered into in 1999 and 2004 to fix the interest rates on variable rate debt incurred primarily for acquisitions in 1999 and 2003.

          The required changes affected the previously filed financial statements for the years ended December 31, 2001, 2002 and 2003 as well as for the 2003 quarters and the 2004 quarters through October 2, 2004.

          The foregoing restatement adjustments did not affect the Company's reported cash and cash equivalents, or related cash flows, or income (loss) from operations in any of the above periods.

                              RESULTS OF OPERATIONS

EXECUTIVE  OVERVIEW

                       During 2004 the Company experienced a significant increase in net sales and achieved solid profitability compared with 2003 during which it sustained a large net loss. 2003 was a difficult year for both the

Company and for the Life Science industry, however, the situation began to turn around during the third quarter of 2003 and that trend continued throughout 2004. During 2004, the Company had pretax income of $3,267,000 after charges of $346,000 for a severance payment to the Company's former European Managing
Director and a $150,000 write-down of inventory related to a discontinued product. Increased government funding of research and the easing of capital restraints on biotech companies helped the Company domestically and the weak dollar played a role in significantly increasing the Company's export business. In addition, the full year effect of the acquisition of RS Biotech, which was acquired in November 2003, had a positive effect on 2004 results.

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

                       Fisher Scientific, the Company's largest customer, is the exclusive U.S. distributor of the Company's C-Line and I-Series biological shakers and is the exclusive dealer for the Company's CO2 incubators in the U.S. Fisher Scientific is also the exclusive distributor of the Company's C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and in France.

NET  SALES  AND  BACKLOG  INFORMATION

                        The following table summarizes consolidated backlog, orders and net sales for the years ended December 31, 2004 and 2003 (in thousands of dollars):


                                                    Increse        %
                           2004      2003         (Decrease)   Change
                      ---------  --------  --------------------  -------
Backlog -  beginning  $   9,018  $  6,668  $             2,350     35.2%
Add orders received.     61,482    51,754                9,728     18.8
Less net sales . . .     62,124    49,404               12,720     25.7
                      ---------  --------  --------------------  -------
Backlog - ending . .  $   8,376  $  9,018  $              (642)   (7.1)%
                      =========  ========  ====================  =======

                       Net sales increased 25.7% to $62,124,000 for the year ended December 31, 2004 from $49,404,000 for the year ended December 31, 2003. Net sales increased 14% in the U.S. and 37% internationally during 2004. The increase in sales was due principally to higher unit volume aided by the recovery in the economy, both in the United States and internationally, as the market for Life Science equipment rebounded from the last couple of years and as more government funding for research began to flow. Net sales also benefited from the inclusion of $4.7 million in sales of RS Biotech, which was acquired in November 2003. Foreign sales were positively affected by the weakness of the U.S. dollar and $2.0 million resulted from the dollar's weakness when the net sales of the Company's UK and European subsidiaries were translated into dollars. Excluding the foreign exchange effect, international sales increased 29.1% for the year. The increase in net sales involved most of the Company's product lines.

                     Orders increased during 2004 for the reasons discussed above relating to the increase in net sales and due to the continued demand for the Company's cell culture, shaker, CO2 incubator and freezer products.

     The decrease in the backlog resulted from 2004 net sales exceeding 2004 net bookings due to reduced lead times to manufacture various products.

          The following table summarizes consolidated backlog, orders and net sales for the years ended December 31, 2003 and 2002 (in thousands of dollars):


                                              Increase     %
                           2003       2002   (Decrease)  Change
                      ---------  ---------  -----------  -------
Backlog -  beginning  $   6,668  $  10,381  $   (3,713)  (35.8)%
Add orders received.     51,754     53,513      (1,759)    (3.3)
Less net sales . . .     49,404     57,226      (7,822)   (13.7)
                      ---------  ---------  -----------  -------
Backlog - ending . .  $   9,018  $   6,668  $    2,350     35.2%
                      =========  =========  ===========  =======



     Net sales declined 13.7% during 2003 as compared with 2002 net sales, however, the decline in orders in 2003 was 3.3% since net sales in 2002 were bolstered by a significant reduction in backlog of $3,713,000 while net sales in 2003 were negatively affected by a $2,350,000 increase in backlog. The increase in backlog in 2003 resulted from increased orders late in the year for the Company's sterilizable-in-place fermentors, which require up to four months to manufacture as well as other fermentation products and Innova 44 incubator shakers. The reduction in backlog in 2002 was the result of improvements in manufacturing efficiencies allowing the Company to substantially decrease average lead times.

The major areas of decline in 2003 in net sales were in biological shakers with a decrease of 27.5% in sales to Fisher Scientific accounting for a significant portion of the decline (Fisher's sales of the Company's products to its customers declined 11.6% but they substantially reduced their inventory of the Company's products during 2003), and a decrease of 35% in sales of cell culture equipment. All of the Company's operating units experienced lower sales during 2003 due to the lingering weakness in demand for Life Science equipment both in the United States and in our export markets as a result of tight government funding, reduced capital spending by pharmaceutical companies and by significantly reduced spending by biotechnology companies due to their difficulty in raising capital. However, towards the latter part of 2003 biotech funding once again became available and capital spending by both industry and government picked up resulting in a relatively strong year for the Company both in shipments and in orders.

GROSS  MARGIN

The following table shows gross profit and gross margin for the years ended December 31, 2004, 2003 and 2002 (in thousands of dollars):



                   2004     2003      2002
               --------  --------  --------
Net sales . .  $ 62,124  $49,404   $57,226
Cost of sales    37,292   30,935    33,345
               --------  --------  --------
Gross profit.  $ 24,832  $18,469   $23,881
               ========  ========  ========
Gross margin.    40.0 %     37.4%     41.7%



                         The  increase  in  gross  margin  to 40.0% for the year
ended December 31, 2004 from 37.4% in 2003 was due primarily to the effect of increased absorption of manufacturing overhead due to greater manufacturing activity as a result of higher sales volumes, partially offset by increases in steel prices and higher transportation costs due to fuel surcharges and the write-off of $150,000 of inventory related to a discontinued product.

     Gross margin decreased to 37.4% during the year ended December 31, 2003 from 41.7% in 2002 due to the effect of unabsorbed manufacturing overhead as a result of lower manufacturing activity, a less favorable product mix and downward pressure on prices as a consequence of a number of competitors chasing after a smaller amount of business.

SELLING,  GENERAL  AND  ADMINISTRATIVE

                        Selling, general and administrative expenses increased $1,451,000 to $17,493,000 for the year ended December 31, 2004 compared with the year ended December 31, 2003. The increase was due primarily to the foreign exchange translation effect of the weak dollar on the expenses of the Company's European subsidiaries amounting to $761,000, the inclusion of the selling, general and administrative expenses of RS Biotech acquired in November 2003, the provision for incentive bonuses in 2004 vs. none in 2003 and a severance payment to the Company's European Managing Director, which amounted to approximately $346,000.

     In 2003, selling, general and administrative expenses decreased $311,000 to $16,042,000 from $16,353,000 in 2002. During 2003, the Company effected a reduction-in-force, which resulted in the payment of $100,000 in severance costs and also relocated certain operations and assigned the lease for one of its United Kingdom facilities to another company incurring approximately $270,000 of lease assignment costs in the process. The lease assignment relieved the Company of the on-going expenses of the facility, which is expected to result in annual savings of approximately $160,000, net of the costs of a new, smaller leased facility. It should also be noted that as a result of the weak dollar, expenses of the Company's European subsidiaries, when translated into U.S. dollars at 2003 exchange rates were $694,000 higher than if exchange rates had remained at 2002 levels. The primary reasons for the decrease were the fact that in 2003 no incentive bonuses were accrued due to the Company having not achieved its performance targets and from the savings realized from the reduction-in-force and other belt tightening measures undertaken during the year.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING

                        Primarily as a result of the inclusion of the expenses of RS Biotech acquired in November 2003, R&D and Engineering expenses increased $273,000 for the year ended December 31, 2004 compared with the year ended
December  31,  2003.

     During 2003, the Company placed a great deal of emphasis on strengthening its product engineering efforts and in this regard added to staff and incurred higher costs for prototypes and consultants resulting in an increase of 18.9% in 2003 expenses compared with 2002.

INTEREST  EXPENSE

                        Interest expense increased to $394,000 during the year ended December 31, 2004 from $313,000 in 2003 due to the higher level of debt, which was incurred during the latter part of 2003 to finance the acquisition of RS Biotech and to the purchase of certain equipment. In addition, interest expense was also affected by and includes the changes in the carrying value of interest rate swaps which fixed the interest rates on certain variable rate debt, which had not been designated as effective hedges. See Note 2 to the Notes to the Consolidated Financial Statements. During 2003, interest expense decreased to $313,000 compared with $747,000 for 2002 primarily as a result of changes in the carrying value of one of the aforementioned interest rate swaps. The change in value of the interest rate swaps had a favorable effect on interest expense of $261,000 and $172,000 in 2004 and 2003, respectively, and an unfavorable effect of $287,000 in 2002. The Company intends to appropriately document and designate the three interest rate swaps as effective cash flow hedges as soon as practicable.

OTHER  EXPENSE,  NET

The following table details other expense net for the years ended December 31, 2004, 2003 and 2002 (in thousands):


                                                           2004    2003    2002
                                                         -------  ------  ------
Gain (loss) on assets sold, primarily property in 2003.  $  (22)  $ 207   $  14
Gain (loss) on foreign currency transactions (a). . . .       3    (157)    (29)
Write-off of U.K. leasehold improvements(b) . . . . . .       -     (50)      -
Equity in operations of Antyra Inc. . . . . . . . . . .       -       -    (150)
Bank fees . . . . . . . . . . . . . . . . . . . . . . .     (46)    (40)    (44)
Other, net. . . . . . . . . . . . . . . . . . . . . . .     (11)      2      24
                                                         -------  ------  ------
    Total other expense, net. . . . . . . . . . . . . .  $  (76)  $ (38)  $(185)
                                                         =======  ======  ======


     __________________

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


INCOME  TAX  EXPENSE

                         The  Company's  effective  income tax rate of 40.9% for
the year ended December 31, 2004 is higher than might otherwise be expected due to losses incurred by some of the Company's European subsidiaries for which no financial statement tax benefit was provided due to the Company's inability to carry back the losses.

     Income tax expense for the year ended December 31, 2003 was $98,000 on a pretax loss of $1,254,000, compared with income tax expense of $1,376,000 in 2002, an effective rate of 36.3%. The 2003 expense, in a situation where a tax benefit would be usual, is principally due to the inability to carry-back losses incurred by the Company's European subsidiaries resulting in no financial statement tax benefit in 2003.

CURRENCY  TRANSLATION
---------------------

                        During 2004 and 2003, the dollar weakened against the currencies of the European countries where the Company has subsidiary operations. The effect of balance sheet translation resulted in unrealized currency translation gains of $833,000 and $2,345,000, respectively, which are reflected as a component of accumulated other comprehensive loss in the equity section of the consolidated balance sheets.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
     CONTRACTUAL  OBLIGATIONS

                               The  Company's  contractual  obligations  and
commitments at December 31, 2004 principally include obligations associated with its outstanding indebtedness, future minimum operating lease obligations and purchase obligations as set forth in the following table:



                                                              Payments Due by Period
                                                             ------------------------
                                                                  (In thousands)
                                                             ------------------------       More
                                                              Less than.      1-3    4-5    than
                                                         Total 1 Year        Years  Years  5 Years
                                      ------------------------  ------  ----------  -------- -----
Long-term debt, obligations (a). . .  $                  7,781  $1,759  $    5,989  $     33  $  -
Operating lease obligations (b). . .                     3,981     903       1,672       638   768
Purchase obligations(c). . . . . . .                     5,237   4,977         260         -     -
Other long-term liabilities (d). . .                       616      40         576         -     -
                                      ------------------------  ------  ----------  --------  ----
Total contractual cash  obligations.  $                 17,615  $7,679  $    8,497  $    671  $768
                                      ========================  ======  ==========  ========  ====

_____________________

(a) Consists primarily of debt incurred for acquisitions financed under the Company's Bank Agreement and of notes due to the sellers of businesses acquired by the Company (See Note 7 to the Consolidated Financial Statements).
(b) Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of 99,750 ($191,000 at December 31, 2004). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of 45,000 ($86,000 at December 31, 2004).
(c) Primarily includes commitments for raw materials and services related to the Company's production of equipment at its various manufacturing facilities.
(d) Represents a contingent liability for an earnout related to the acquisition of RS Biotech provided a minimum number of units of CO2 incubators are sold. The Company believes that the payment of such additional consideration is determinable beyond a reasonable doubt and as such has recorded the amount as a liability and as additional purchase price.


CASH  FLOWS:

OPERATING  ACTIVITIES

                             Cash  and  cash  equivalents  increased $310,000 to
$10,846,000  at  December  31,  2004 from $10,536,000 at December 31, 2003.  Net cash provided by operating activities amounted to $2,456,000. The overall factors primarily affecting operating cash flows during the year ended December 31, 2004 were (i) net income of $1,931,000 as adjusted for non-cash items such as depreciation and amortization, deferred taxes and a gain from the change in fair value of interest rate swaps, (ii) a decrease in inventories, (iii) an increase in accounts payable and accrued expenses and (iv) a decrease in other assets, partially offset by (i) an increase in accounts receivable, (ii) an increase in prepaid expenses and other current assets, and (iii) a decrease in other liabilities. The increase in accounts receivable during 2004 totalled $1,069,000 and was primarily due to the increased volume of business during the year. During 2004, the Company disposed of $1,084,000 of obsolete inventory and charged that amount to a previously established reserve.

INVESTING  ACTIVITIES

                                  In 2004, net cash used in investing activities
of $1,344,000 was primarily as a result of normal additions to property, plant and equipment.

FINANCING  ACTIVITIES

                                  In  2004,  net  cash  flows  used in financing
activities totaled $880,000 and primarily consisted of repayments of long-term debt of $1,702,000 which was partially offset by proceeds from the issue of shares under stock purchase and option plans which totaled $811,000.

BANK  AGREEMENT

The Company and Wachovia Bank, National Association (the "Bank") are parties to an agreement, which has had a number of amendments (the "Bank Agreement"), which expires on May 31, 2005, which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The Company expects that the Bank Agreement will be renewed prior to its expiration date. The maturity of the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006 and with respect to a 2003 acquisition is November 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or Libor plus 125 basis points, at the discretion of the Company. At December 31, 2004, the Bank's prime rate was 5.25% and LIBOR was 2.39%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the bank provides the Company with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At December 31, 2004, the Company had three interest rate swaps in place to fix the interest rates, primarily for debt incurred for acquisitions in 1999 and 2003.

On September 26, 2003 the Bank Agreement was amended to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement and to reduce the acquisition line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003, a change in the minimum equity that must be maintained, as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement was increased by 50 basis points. At December 31, 2004, the Company met the financial ratios that were in force prior to this amendment and all of the terms, financial ratios and requirements as well as interest rates reverted back to what they were prior to the September 26, 2003 amendment.

All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, at December 31, 2004 and currently anticipates to be in compliance with such covenants during 2005.

PENSION  CONTRIBUTION
---------------------

               The Company's best estimate of its contributions to its defined benefit pension plan is $1,022,000 for the year ending December 31, 2005.

RELATED  PARTY  TRANSACTIONS
----------------------------

     Until December 15, 2003, David Freedman, Chairman of the Board of the Company, was the owner of Bio-Instrument Ltd., a foreign firm that acted as an agent for sales of the Company's products to customers in Israel, and earned commissions on those sales. During 2003 and 2002, this firm earned commissions in the amounts of $16,316 and $248,033, respectively, on purchases by customers in Israel of the Company's products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives. On December 15, 2003, Mr. Freedman sold his ownership interest in Bio-Instrument Ltd. to an unrelated third party.

Carol Freedman, the daughter of David Freedman and the sister of Kenneth Freedman (the son of David Freedman and a director of the Company), has been employed by the Company in various capacities since 1979. Ms. Freedman is currently the Customer Service Manager and is also an Assistant Treasurer of the Company. Her compensation for 2004 and 2003 was $58,300 and $61,900, respectively; she also received options to purchase 1,100 shares of the Company's Common stock in 2003 under the Company's 2001 Stock Option Plan for Officers and Key Employees.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

                        No changes have been made in the Company's critical accounting policies during the year ended December 31, 2004.

          The Securities and Exchange Commission (SEC) has issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

     The significant accounting policies are described in Note 1 of the notes to consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following policies to be critical within the SEC definition.

REVENUE  RECOGNITION
--------------------

     Revenue is recognized in accordance with the F.O.B. terms of orders, generally when products are shipped. The Company's products are tested by its quality assurance department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred except for customary warranty provisions. Historically, returns have been immaterial to the Company's consolidated financial statements and are projected to remain at a consistent immaterial level in the future. The Company reports all amounts billed to customers related to shipping and handling as revenue and includes all costs incurred for shipping and handling as cost of sales. The Company also provides certain contract fermentation services for which revenue is recorded at the time the materials are shipped to the customer, in accordance with the terms of the underlying purchase order. The purchase orders have historically had a very low cancellation rate.

     The Company's products carry limited warranties that in general do not exceed one year from date of sale with the exception of ultra-low temperature freezers that carry a 5-year warranty and certain shaker products that carry a 2-year warranty. The Company accrues estimated product warranty costs based on historical trends at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

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

          Goodwill, which is not subject to amortization is tested annually for impairment and more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount of the company exceeds its fair value. The tradename value, which is being amortized over 15 years, is tested for impairment upon the occurrence of a triggering event as defined by SFAS No. 144.

DEFERRED  INCOME  TAXES
-----------------------

     A valuation allowance has been recorded for certain deferred tax assets principally related to foreign net operating loss carryforwards, domestic capital loss carryforwards and contribution carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
----------------------------------------------------------------

In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to make capital expenditures, potential acquisitions and invest in cash equivalents and marketable debt securities. Cash equivalents and other marketable investments are carried at fair value on the consolidated balance sheets. The Company is also exposed to certain foreign exchange risk. At times, management might employ specific strategies, such as the use of derivative instruments or hedging to manage interest rate, foreign currency or other exposures. Further, the Company does not expect its market risk exposures to change significantly in the near term. At December 31, 2004, the outstanding borrowings of the Company consisted primarily of variable rate long-term debt (the large majority of which has been fixed through interest rate swaps), which had a carrying value of $7,781,000 and a fair value of approximately $9,320,000. Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt, but do not impact the carrying value, earnings or cash flows. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change, however, the fair value of the fixed rate long-term debt would decrease by approximately $1,260,000.

In addition, as interest rates change, the fair value of the interest rate swaps also changes. The changes in the fair value of the interest rate swaps, as further discussed in Note 2 of Notes to the Consolidated Financial Statements, are recorded as a component of interest expense in the statement of operations.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than July 1, 2005. The cumulative effect of adoption, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans. Current estimates of option values using the Black Scholes method may not be indicative of results from valuation methodologies ultimately adopted.

In December, 2004, the FASB issued FASB Staff Position 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), in response to the American Jobs Creation Act of 2004 which was signed into law in October, 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company's decision to reinvest rather than to repatriate current and prior year's unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

In November, 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board ("IASB") toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, "Inventories," require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively and are not expected to have a material impact on results of operations and financial position of the Company.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report  of  Independent  Registered  Public  Accounting  Firm

Consolidated  Balance  Sheets  as  of  December  31,  2004  and  2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders' Equity for the years ended December 31,
2004,  2003   and  2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years ended December 31,
   2004,  2003  and  2002

Notes  to  Consolidated  Financial  Statements

Schedule  II  -  Valuation  and  Qualifying  Accounts

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet of New Brunswick Scientific Co, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statement of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the two-year period ended December 31, 2003 have been restated.

/s/  KPMG  LLP

KPMG  LLP

Short  Hills,  New  Jersey
March  28,  2005

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                  (Dollars in thousands, except share amounts)




                                                                       2004       2003
                                                                ------------  ---------
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .             . .  Restated(1)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $    10,846   $ 10,536
  Accounts receivable, net of allowance for doubtful accounts,
     2004 - $511 and 2003 - $603 . . . . . . . . . . . . . . .       11,332     10,012
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       12,139     12,304
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .        1,089        299
  Prepaid expenses and other current assets. . . . . . . . . .        1,143      1,049
                                                                ------------  ---------
          Total current assets . . . . . . . . . . . . . . . .       36,549     34,200
                                                                ------------  ---------

Property, plant and equipment, net . . . . . . . . . . . . . .        6,495      6,478
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,769      8,147
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        1,982      2,706
                                                                ------------  ---------
          Total assets . . . . . . . . . . . . . . . . . . . .  $    53,795   $ 51,531
                                                                ============  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt . . . . . . . . . . .  $     1,759   $  1,661
  Accounts payable and accrued expenses. . . . . . . . . . . .        7,592      7,260
                                                                ------------  ---------
          Total current liabilities. . . . . . . . . . . . . .        9,351      8,921
                                                                ------------  ---------

Long-term debt, net of current installments. . . . . . . . . .        6,022      7,675

Other liabilities. . . . . . . . . . . . . . . . . . . . . . .        2,467      3,391
                                                                ------------  ---------
          Total liabilities. . . . . . . . . . . . . . . . . .       17,840     19,987

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par; authorized 25,000,000 shares;
     issued and outstanding: 2004 - 8,866,262 shares;
     2003 - 8,636,865 shares . . . . . . . . . . . . . . . . .          554        540
  Capital in excess of par . . . . . . . . . . . . . . . . . .       52,793     51,817
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .      (17,263)   (19,194)
  Accumulated other comprehensive loss . . . . . . . . . . . .         (106)    (1,585)
  Notes receivable from exercise of stock options. . . . . . .          (23)       (34)
                                                                ------------  ---------
           Total shareholders' equity. . . . . . . . . . . . .       35,955     31,544
                                                                ------------  ---------
             Total liabilities and shareholders' equity. . . .  $    53,795   $ 51,531
                                                                ============  =========


(1)See  Note  2,  "Restatement  of  Consolidated  Financial Statements" of the Notes to
Consolidated   Financial  Statements.

See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                     (In thousands, except per share amounts)


                                                         2004          2003          2002
                                                       --------     ---------  ------------
                                                                    Restated(1)   Restated(1)

Net sales. . . . . . . . . . . . . . . . . . . . . . .  $ 62,124   $    49,404   $    57,226

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . .    37,292        30,935        33,345
  Selling, general and administrative expenses . . . .    17,493        16,042        16,353
  Research, development and engineering expenses . . .     3,687         3,414         2,872
                                                        ---------  ------------  ------------

Total operating costs and expenses . . . . . . . . . .    58,472        50,391        52,570
                                                        ---------  ------------  ------------

Income (loss) from operations. . . . . . . . . . . . .     3,652          (987)        4,656
                                                        ---------  ------------  ------------

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .        85            84            64
  Interest expense . . . . . . . . . . . . . . . . . .      (394)         (313)         (747)
  Other expense, net . . . . . . . . . . . . . . . . .       (76)          (38)         (185)
                                                        ---------  ------------  ------------

                                                            (385)         (267)         (868)
                                                        ---------  ------------  ------------

Income (loss) before income tax expense. . . . . . . .     3,267        (1,254)        3,788
Income tax expense . . . . . . . . . . . . . . . . . .     1,336            98         1,376
                                                        ---------  ------------  ------------

Net income (loss). . . . . . . . . . . . . . . . . . .  $  1,931   $    (1,352)  $     2,412
                                                        =========  ============  ============

Basic income (loss) per share. . . . . . . . . . . . .  $   0.22   $     (0.16)  $      0.29
                                                        =========  ============  ============

Diluted income (loss) per share. . . . . . . . . . . .  $   0.22   $     (0.16)  $      0.28
                                                        =========  ============  ============

Basic weighted average number of shares  outstanding .     8,741         8,592         8,416
                                                        =========  ============  ============

Diluted weighted average number of shares outstanding.     8,835         8,592         8,621
                                                        =========  ============  ============


(1)  See  Note  2,  "Restatement  of  Consolidated  Financial  Statement"  of  the  Notes  to
Consolidated
    Finanical  Statements.



See  notes  to  consolidated  financial  statements.



               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In thousands, except share amounts)



                                        Notes
                                        Receivable
                                        Accumulated    From
                                        Capital        Other        Exercise
                                        Common Stock   In Excess    Accumulated    Comprehensive    of Stock
                                        Shares         Amount       of Par         Deficit          Loss        Options
                                        -------------               -------------  ---------------  ----------  ---------
Balance, January 1, 2002-
  as previously reported . . . . . . .     6,761,892   $      423   $     40,124   $      (10,014)  $  (4,180)  $    (57)
Adjustments to opening
  shareholders' equity . . . . . . . .             -            -              -             (246)          -          -
Balance at January 1, 2002 -
  restated(1). . . . . . . . . . . . .     6,761,892   $      423   $     40,124   $      (10,260)  $  (4,180)  $    (57)
                                        -------------  -----------  -------------  ---------------  ----------  ---------
Issue of shares under employee
  stock purchase plan. . . . . . . . .        36,895            2            170              172
Issue of shares under stock option
  plans. . . . . . . . . . . . . . . .       371,027           22          1,582            1,604
Tax benefits related to exercise of
  stock options. . . . . . . . . . . .           303          303
Mature shares received as payment
  in lieu of cash for exercised stock
  options. . . . . . . . . . . . . . .       (74,235)          (4)          (502)            (506)
Payment on notes receivable from
  exercise of stock options. . . . . .            12           12
10% stock dividend . . . . . . . . . .       695,217           44          6,282           (6,326)          -
Net income - restated(1) . . . . . . .         2,412        2,412
Other comprehensive loss
  adjustment . . . . . . . . . . . . .      ________          ___          _____            _____         177        ___
                                                                                                    ----------
Balance, December 31, 2002
   -restated(1). . . . . . . . . . . .     7,790,796   $      487   $     47,959   $      (14,174)  $  (4,003)  $    (45)
Issue of shares under employee
  stock purchase plan. . . . . . . . .        54,469            3            192
Issue of shares under stock option
  plans. . . . . . . . . . . . . . . .        12,884            1             41
Tax benefits related to exercise of
  stock options. . . . . . . . . . . .             6
Payment on notes receivable from
  exercise of stock options. . . . . .                                                                                11
10% stock dividend . . . . . . . . . .       778,716           49          3,619           (3,668)          -
Net loss - restated(1) . . . . . . . .                                                     (1,352)
Other comprehensive loss
  adjustment . . . . . . . . . . . . .      ________          ___          _____           ______       2,418         __
                                                                                                    ----------
Balance, December 31, 2003
  -restated(1) . . . . . . . . . . . .     8,636,865   $      540   $     51,817   $      (19,194)  $  (1,585)  $    (34)
Issue of shares under employee
  stock purchase plan. . . . . . . . .        34,675            2            164
Issue of shares under
  stock option plans . . . . . . . . .       194,722           12            633
Tax benefits related to exercise of
  stock options. . . . . . . . . . . .                                       179
Payment on notes receivable from
  exercise of stock options. . . . . .                                                                                11
Net income . . . . . . . . . . . . . .                                                      1,931
Other comprehensive loss adjustment. .      ________          ___          _____            _____       1,479        ___
                                                                                                    ----------
Balance, December 31, 2004 . . . . . .     8,866,262   $      554   $     52,793   $      (17,263)  $    (106)  $    (23)
                                        =============  ===========  =============  ===============  ==========  =========




                                        Total
                                        --------
Balance, January 1, 2002-
  as previously reported . . . . . . .  $26,296
Adjustments to opening
  shareholders' equity . . . . . . . .     (246)
Balance at January 1, 2002 -
  restated(1). . . . . . . . . . . . .  $26,050
                                        --------
Issue of shares under employee
  stock purchase plan                       172
Issue of shares under stock option
  Plans                                   1,604
Tax benefits related to exercise of
  stock options                             303
Mature shares received as payment
  in lieu of cash for exercised stock      (506)
  options
Payment on notes receivable from
  exercise of stock options                  12
10% stock dividend                            -
Net income - restated(1)                   2,412
Other comprehensive loss
  adjustment . . . . . . . . . . . . .      177
                                        --------
Balance, December 31, 2002
   -restated(1). . . . . . . . . . . .  $30,224
Issue of shares under employee
  stock purchase plan                       195
Issue of shares under stock option
  Plans                                      42
Tax benefits related to exercise of
  stock options                               6
Payment on notes receivable from
  exercise of stock options                  11
10% stock dividend                            -
Net loss - restated(1)                    (1,352)
Other comprehensive loss
  adjustment . . . . . . . . . . . . .    2,418
                                        --------
Balance, December 31, 2003
  -restated(1) . . . . . . . . . . . .  $31,544
Issue of shares under employee
  stock purchase plan                       166
Issue of shares under
  stock option plans                        645
Tax benefits related to exercise of
  stock options                             179
Payment on notes receivable from
  exercise of stock options                  11
Net income                                1,931
Other comprehensive loss adjustment. .    1,479
                                        --------
Balance, December 31, 2004 . . . . . .  $35,955
                                        ========

(1)See  Note  2,  "Restatement  of  Consolidated Financial Statements" of the Notes to Consolidated Financial Statements.
See  notes  to  consolidated  financial  statements.





                     NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                    (In thousands)

                                                            2004      2003          2002
                                                         --------  ------------  ---------
                                                                   Restated(1)   Restated(1)
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . .  $ 1,931   $    (1,352)  $     2,412
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . .    1,379         1,275         1,065
      Gain on sale of property. . . . . . . . . . . . .        -          (201)            -
      Deferred income taxes . . . . . . . . . . . . . .    1,148           213           200
      Change in value of interest rate swaps. . . . . .     (261)         (172)          287
      Equity in operations of Antyra, Inc.. . . . . . .        -             -           150
  Change in related balance sheet accounts,
    excluding effect of acquisition:
      Accounts receivable . . . . . . . . . . . . . . .   (1,069)        1,163         3,260
      Inventories . . . . . . . . . . . . . . . . . . .      358           435         3,373
      Prepaid expenses and other current assets . . . .   (1,902)          216          (363)
      Other assets. . . . . . . . . . . . . . . . . . .      609           (19)          363
      Accounts payable and accrued expenses . . . . . .      768           431        (1,222)
      Advance payments from customers . . . . . . . . .       52            27        (1,558)
      Other liabilities . . . . . . . . . . . . . . . .     (557)          (87)         (550)
                                                         --------  ------------  ------------
  Net cash provided by operating activities . . . . . .    2,456         1,998         7,417
                                                         --------  ------------  ------------

Cash flows from investing activities:
  Additions to property, plant and equipment. . . . . .   (1,317)       (1,869)       (1,203)
  Proceeds from sale of property and equipment. . . . .       44           277             -
  Acquisition of  RS Biotech Laboratory Equipment
    Limited,  net of cash acquired. . . . . . . . . . .        -        (1,789)            -
 Increase in insurance cash surrender value . . . . . .      (71)         (179)         (162)
                                                         --------  ------------  ------------
 Net cash used in  investing activities . . . . . . . .   (1,344)       (3,560)       (1,365)
                                                         --------  ------------  ------------

Cash flows from financing activities:
  Borrowings under long-term credit facility. . . . . .        -         2,325             -
  Repayments of long-term debt. . . . . . . . . . . . .   (1,702)         (470)       (1,498)
  Proceeds from issue of shares under stock
    purchase and option plans . . . . . . . . . . . . .      811           237         1,270
  Loan to Antyra, Inc.. . . . . . . . . . . . . . . . .        -             -          (150)
  Payments on  notes receivable related to exercised
    stock options . . . . . . . . . . . . . . . . . . .       11            11            12
                                                         --------  ------------  ------------
  Net cash  (used in) provided by financing activities.     (880)        2,103          (366)
                                                         --------  ------------  ------------

Net effect of exchange rate changes on cash . . . . . .       78           277           238
                                                         --------  ------------  ------------
Net increase  in cash and cash equivalents. . . . . . .      310           818         5,924
Cash and cash equivalents at beginning of year. . . . .   10,536         9,718         3,794
                                                         --------  ------------  ------------

Cash and cash equivalents at end of year. . . . . . . .  $10,846   $    10,536   $     9,718
                                                         ========  ============  ============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest. . . . . . . . . . . . . . . . . . . . . . .  $   686   $       487   $       497
  Income taxes. . . . . . . . . . . . . . . . . . . . .    1,497           579         1,171
  Exchange of mature shares upon exercise of options. .        -             -           506


(1)  See  Note  2,  "Restatement  of  Consolidated  Financial  Statements"  of  the  Notes to
Consolidated
    Financial  Statements.



See  notes  to  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)



                                                           2003         2002
                                              ------  ------------
                                                2004  Restated(1)   Restated(1)
                                              ------

Net income (loss). . . . . . . . . . . . . .  $1,931  $    (1,352)  $     2,412

Other comprehensive income (loss):
    Foreign currency translation adjustment.     833        2,345         1,126
    Minimum pension liability adjustment . .     646           73          (949)
                                              ------  ------------  ------------

Net comprehensive income . . . . . . . . . .  $3,410  $     1,066   $     2,589
                                              ======  ============  ============


(1) See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to
    Consolidated  Financial  Statements.


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

     Translation  of  foreign  currencies:

     Translation adjustments for the Company's foreign subsidiaries are included as a component of accumulated other comprehensive loss in shareholders' equity. Transaction gains and losses are included in the consolidated statements of operations as part of "Other expense, net".

     Cash  and  cash  equivalents:

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents in the consolidated statements of cash flows.

Trade  accounts  receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and other factors. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days, and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Goodwill  and  acquired  intangible  assets:

The Company has one reporting unit as determined pursuant to SFAS No. 142. SFAS No. 142 also requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of the Statement. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed an assessment to determine whether goodwill was impaired as of December 31, 2004 and determined that there is no impairment to its goodwill balance. The Company will test for impairment at December 31 each year.

The Company's goodwill relates to acquisitions by the Company in the United Kingdom in 2003 and in 1999. The changes in goodwill in 2004 and 2003 were due to the acquisition of RS Biotech Laboratory Equipment Ltd (RS Biotech) in 2003 (see Note 5) and to translation adjustments, as shown in the following table (in thousands):

                                              2004             2003
                                              ----             ----
Balance  at  January  1                      $8,147          $4,707
Add:  Goodwill  related  to  the
           acquisition  of  RS  Biotech          -            2,742
     Effect  of  foreign  exchange
       translation  rates                       622             698
                                             ------          ------
Balance  at  December  31                    $8,769          $8,147
                                              =====           =====

Research  and  development:

Research and development costs are expensed as incurred. Research and development expenditures, all of which are sponsored by the Company, amounted to $3,597,000 in 2004, $3,281,000 in 2003 and $2,680,000 in 2002.

     Income  taxes:

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

No provision has been made for federal income or withholding taxes which may be payable on the remittance of the undistributed retained earnings of foreign subsidiaries. These earnings have been reinvested to meet future operating requirements and the Company has the ability to and intends to continue such policy for the foreseeable future.

Income  (loss)  per  share:

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted income (loss) per share. As the Company had a net loss in 2003, the dilutive effect of stock options was not considered in that year. Information related to dilutive stock options is as follows (in thousands):

                      Year  Ended  December  31,
                      -------------------------
                    2004          2003          2002
                    ----          ----          ----
Dilutive  effect      94              -          204

Stock options to purchase 17,000, 317,000 and 138,000 shares of common stock are excluded from the earnings per share calculation in the years ended December 31, 2004, 2003 and 2002, respectively, because their inclusion would be antidilutive.

Stock  option  plans:

At December 31, 2004, the Company has stock-based employee compensation plans which are described more fully in Note 11. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income
(loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net income (loss) and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                               Year  Ended  December  31
                                              -------------------------
                                            2004             2003        2002
                                            ----             ----        ----
                                                       Restated(1)   Restated(1)
                                   (In  thousands,  except  per  share  amounts)

Net  income  (loss)  as  reported          $1,931          $(1,352)     $2,412
Deduct:  Total  stock-based  employee
  compensation  expense  determined  under
  fair  value  based  method,
  net of related tax effects                 (309)          (628)          424
                                            -----         ------         -------
Pro  forma  net  income (loss)             $1,622          $(1,980)     $1,988
                                            =====           =======      =====

Net  income  (loss)  per  share:
   Basic-as  reported                    $  0.22          $  (0.16)     $  0.29
                                          ======           ========      ======

   Basic-pro  forma                      $  0.19          $  (0.23)     $  0.24
                                          ======           ========      ======

   Diluted-as  reported                  $  0.22          $  (0.16)     $  0.28
                                          ======           ========      ======

   Diluted-pro  forma                    $  0.18          $  (0.23)     $  0.23
                                          ======           ========      ======

(1) See Note 2, "Restatement of Consolidated Financial Statement" of Notes to Consolidated Financial Statements.

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         2004          2003          2002
                                         ----          ----          ----
Expected  life  (years)                  6.0            6.0            5.2
Expected  volatility                    51.07%         75.80%         63.67%

Expected  dividend yield                   -              -              -
Risk-free  interest  rate                 4.09%         3.10%         4.34%

Weighed  average  fair  value  of  options
   granted  during  the  year            $6.07         $4.90          $3.09

     Financial  instruments:

     The carrying values of the Company's financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities included in the Company's Consolidated Balance Sheets approximated their fair values at December 31, 2004 and 2003. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data. The approximate fair value of long-term debt was $9,320,000 at December 31, 2004.

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

Comprehensive  income  (loss):

Comprehensive income consists of net income (loss), foreign currency translation adjustment and the minimum pension liability adjustment and is presented in the consolidated statements of comprehensive income. At December 31, 2004, accumulated other comprehensive loss consists of $1,620,000 of a cumulative foreign currency translation gain more than offset by a negative additional minimum pension liability adjustment of $1,726,000 (which is net of tax of $929,000) At December 31, 2003, accumulated other comprehensive loss consists of $787,000 of a cumulative foreign currency translation gain more than offset by a $2,372,000 additional minimum pension liability adjustment (which is net of tax of $473,000).

Revenue  recognition:

Revenue is recognized in accordance with the F.O.B. terms of orders, generally when products are shipped. The Company's products are tested by its quality assurance department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred except for customary warranty provisions. Historically, returns have been immaterial to the Company's consolidated financial statements and are projected to remain at a consistent immaterial level in the future. The Company reports all amounts billed to customers related to shipping and handling as revenue and includes all costs incurred for shipping and handling as cost of sales. The Company also provides certain contract fermentation services for which revenue is recorded at the time the materials are shipped to the customer, in accordance with the terms of the underlying purchase order.

The Company's products carry limited warranties that in general do not exceed one year from sale with the exception of ultra-low temperature freezers that carry a 5-year warranty and certain shaker products that carry a 2-year warranty. The Company accrues estimated product warranty costs based on historical trends at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

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

From time to time, the Company has entered into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency derivatives is to mitigate the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. The Company also enters into interest rate swaps to mitigate interest rate risks from its variable rate debt (see Note 7).

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. At December 31, 2004 and 2003, the Company did not have any derivative instruments outstanding with the exception of three interest rate swaps utilized to fix the interest rates on certain debt incurred for acquisitions and an equipment purchase. These swaps had a fair value of $(263,000) as of December 31, 2004. Changes in the carrying value of these swaps is recorded in interest expense as the swaps have not been designated as effective hedges in accordance with SFAS No. 133 (see Note 2).

Recently  issued  accounting  standards:

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than July 1, 2005. The cumulative effect of adoption, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans. Current estimates of option values using the Black Scholes method may not be indicative of results from valuation methodologies ultimately adopted.

In December, 2004, the FASB issued FASB Staff Position 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), in response to the American Jobs Creation Act of 2004 which was singed into law in October, 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company's decision to reinvest rather than to repatriate current and prior year's unremitted foreign earnings, the application of FSP 109 did not affect income tax expense in the period of enactment or any related disclosures.

In November, 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board ("IASB") toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, "Inventories," require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively and are not expected to have a material impact on results of operations and financial position of the Company.

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

     Reclassifications:

     Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 financial statement presentation.

2.     Restatement  of  consolidated  financial  statements:

     On March 21, 2005, the Company announced that certain of its historical financial statements required restatement. Specifically, the Company determined that the restatement was required because of a misapplication of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as it applies to three interest rate swaps that were entered into in 1999 and 2004 to fix the interest rates on variable rate debt incurred primarily for acquisitions in 1999 and 2003.

     The interest rate swaps were not previously disclosed or accounted for and were not properly designated as effective cash flow hedges, as defined by SFAS No. 133 which went into effect on January 1, 2001. The accounting rules require that changes in the fair value of swaps not properly designated as effective cash flow hedges be recorded as a part of interest expense in each period's statement of operations.

     The required changes affected the previously filed financial statements for the years ended December 31, 2001, 2002 and 2003, as well as, for the 2003 quarters and the 2004 quarters through October 2, 2004. The foregoing restatement adjustments did not affect the Company's reported cash and cash equivalents or income (loss) from operations in any of the above periods.

     The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated statements of operations for years ended December 31, 2003 and 2002 (in thousands):



                                                       2003                                     2002
                                   --------------------------------------     --------------------------------------
                                    Previously . . . . . . . .          . .  Previously
                                     Reported . . Adjustments(1) As Restated   Reported  Adjustments(1)   As Restated
--------------------------------  ---------------  ------------  ----------  ---------------  -------------
(Loss) income from operations. .  $         (987)  $          -  $    (987)  $        4,656   $          -   $ 4,656
Other income (expense):
  Interest income. . . . . . . .              84              -         84               64              -        64
  Interest expense . . . . . . .            (485)           172       (313)            (460)          (287)     (747)
  Other expense, net . . . . . .             (38)             -        (38)            (185)             -      (185)
                                                   ------------  ----------  ---------------  -------------  --------
                                            (439)           172       (267)            (581)          (287)     (868)
                                                   ------------  ----------  ---------------  -------------  --------

(Loss) income  before income
  tax expense. . . . . . . . . .          (1,426)           172     (1,254)           4,075           (287)    3,788
Income tax expense (benefit) . .              29             69         98            1,491           (115)    1,376
                                                   ------------  ----------  ---------------  -------------  --------

Net (loss) income. . . . . . . .  $       (1,455)  $        103  $  (1,352)  $        2,584   $       (172)  $ 2,412
                                  ===============  ============  ----------  ===============  -------------  ========

Basic (loss) income per share. .  $        (0.17)  $       0.01  $   (0.16)  $         0.31   $      (0.02)  $  0.29
                                  ===============  ============  ==========  ===============  =============  ========
Diluted (loss) income per share.  $        (0.17)  $       0.01  $   (0.16)  $         0.30   $      (0.02)  $  0.28
                                  ===============  ============  ==========  ===============  =============  ========
Basic weighted average
  number of shares outstanding .           8,592          8,592      8,592            8,416          8,416     8,416
                                  ===============  ============  ==========  ===============  =============  ========
Diluted weighted average
  number of shares outstanding .           8,592          8,592      8,592            8,621          8,621     8,621
                                  ===============  ============  ==========  ===============  =============  ========


(1)  Reflects  adjustments  to  interest  expense  and  related  deferred  tax  expense  (benefit)  to  correct for  the  misapplication  of  SFAS  No.  133  as  it  applies  to  an  interest  rate  swap  entered  into  in
    1999  to  fix  the  interest  rate  on  variable  rate  debt  incurred  for  an  acquisition  in  1999.

The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated balance sheet at December 31, 2003 (in thousands):


                                                    As Previously    As
                                                    Reported         Adjustments(1)   Restated
                                                    ---------------  ---------------  ------------
ASSETS
  Total current assets . . . . . . . . . . . . . .  $       34,200   $            -   $    34,200
  Property plant and equipment, net. . . . . . . .           6,478                -         6,478
  Goodwill . . . . . . . . . . . . . . . . . . . .           8,147                -         8,147
  Other assets . . . . . . . . . . . . . . . . . .           2,496              210         2,706
                                                    ---------------  ---------------  ------------
       Total assets. . . . . . . . . . . . . . . .  $       51,321   $          210   $    51,531
                                                    ===============  ===============  ============

LIABILITIES AND
 SHAREHOLDERS' EQUITY
  Total Curernt Liabilities. . . . . . . . . . . .  $        8,921   $            -   $     8,921
  Long term debt, net of current installments. . .           7,675                -         7,675
  Other liabilities. . . . . . . . . . . . . . . .           2,866              525         3,391
                                                    ---------------  ---------------  ------------
       Total liabilities . . . . . . . . . . . . .          19,462              525        19,987
Shareholders' Equity:
  Common stock . . . . . . . . . . . . . . . . . .             540                -           540
  Capital in excess of par . . . . . . . . . . . .          51,817                -        51,817
  Accumulated deficit. . . . . . . . . . . . . . .         (18,879)            (315)      (19,194)
  Accumulated other comprehensive loss . . . . . .         ( 1,585)               -      (  1,585)
  Notes receivable from exercise of stock options.       (      34)               -    (       34)
                                                    ---------------  ---------------  ------------
        Total shareholders' equity . . . . . . . .          31,859             (315)       31,544
                                                    ---------------  ---------------  ------------
        Total liabilities and shareholders' equity  $       51,321   $          210   $    51,531
                                                    ===============  ===============  ============


(1)  Reflects  the  balance  sheet  adjustments  to  record the December 31, 2003 fair value of an interest  rate  swap, and the related deferred tax effects, which was entered into in 1999 to fix  the  interest  rate  on  variable  rate  debt  incurred  for  an  acquisition  in  1999.



3.  Inventories  at  December  31  consist  of:


                                      2004     2003
                                   -------  -------
                                     (In thousands)
Raw materials and sub-assemblies.  $ 6,914  $ 5,194
Work-in-process . . . . . . . . .    1,366    2,088
Finished goods. . . . . . . . . .    3,859    5,022
                                   -------  -------
                                   $12,139  $12,304
                                   =======  =======

4.     Property,  plant  and  equipment  at  December  31  consists  of:


                                    2004      2003
                                --------  --------
                                   (In thousands)

Land . . . . . . . . . . . . .  $    780  $    760
Buildings and improvements . .     4,499     4,336
Machinery and equipment. . . .    17,560    16,552
                                --------  --------
                                  22,839    21,648
Less accumulated depreciation.    16,344    15,170
                                --------  --------
                                $  6,495  $  6,478
                                ========  ========

5.  Acquisition:

On November 14, 2003, the Company acquired all of the outstanding common stock of RS Biotech Laboratory Equipment Limited (RS Biotech), a United Kingdom corporation located in Irvine, Scotland. The purchase price consisted of 975,000 ($1,645,000 at the date of acquisition) in cash and 975,000 ($1,645,000 at the date of acquisition) in notes, payable 487,500 on the first and second anniversary, respectively, of the acquisition with interest at the lower of 6% or the base rate of the Bank of Scotland payable semi-annually. In addition, the Company is obligated to pay up to an additional 300,000 if certain minimum unit sales of CO2 incubators are achieved. The Company believes that the payment of such additional consideration is determinable beyond a reasonable doubt and as such, has recorded the amount as a liability and as additional purchase price. The source of the cash consideration paid was the Company's line of credit for acquisition purposes provided by Wachovia Bank, National Association, payable in monthly principal installments of $17,858 plus interest. RS Biotech is in the business of designing, developing and manufacturing CO2 incubators for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of RS Biotech have been included in the Company's consolidated financial statements from November 14, 2003. The excess of purchase price over the fair value of net identifiable tangible assets acquired of $3,142,000 has been recorded as $2,742,000 of goodwill and $400,000 for the trade name, which is included in other assets in the accompanying consolidated balance sheets and has a life of 15 years (amortization expense of $26,666 per year).

The  acquisition  of  RS  Biotech  consisted  of  the  following (in thousands):

        Net  cash  paid                                                 $1,789
        Debt  incurred                                                   2,151
        Liabilities  assumed                                               284
        Fair  value  of  tangible  assets  acquired                     (1,082)
        Amount  allocated  to  intangible  assets  acquired               (400)
                                                                         ------
        Goodwill                                                         $2,742
                                                                          =====

6.     Investment  in  Antyra,  Inc.:

The Company had an equity investment in Antyra, Inc. that was written down to zero in 2001. Antyra, Inc. was majority-owned and fully funded by the Company until June 14, 2001 at which time Antyra, Inc. raised funds from an institutional investor reducing the Company's ownership interest to 47%. Antyra, Inc. has subsequently succeeded in raising additional capital.

The Company currently has a less than 20% equity investment in Antyra, Inc. that is carried at zero value on the Company's consolidated balance sheet since the continuing viability of Antyra, Inc. is dependent upon the raising of additional capital, which is uncertain, for its continued existence. The Company provides no funds to Antyra, Inc. but does provide laboratory space in exchange for equity securities of Antyra, Inc. Under the terms of a lease with Antyra, Inc., the Company receives shares of Antyra, Inc. preferred stock on a monthly basis in lieu of rent payments. For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement.

7.     Long-term  debt  and  credit  agreement:

The Company and Wachovia Bank, National Association (the "Bank") are parties to an agreement, which has had a number of amendments (the "Bank Agreement"), which expires on May 31, 2005, which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The Company expects that the Bank Agreement will be renewed prior to its expiration date. The maturity of the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006 and with respect to a 2003 acquisition is November 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement, bear interest at the Bank's prime rate less 125 basis points or Libor plus 125 basis points, at the discretion of the Company. At December 31, 2004, the Bank's prime rate was 5.25% and LIBOR was 2.39%.

On September 26, 2003 the Bank Agreement was amended to temporarily ease the financial ratio requirements under the negative covenant provisions of the Bank Agreement and to reduce the acquisition line from $12.5 million to $10 million. Among the changes was to omit the requirement to meet the debt service ratio during the period ended September 27, 2003, a change in the minimum equity that must be maintained, as well as the maintenance of a minimum $3 million cash balance. In addition, the interest rate on new borrowings under the Bank Agreement was increased by 50 basis points. At December 31, 2004, the Company met the financial ratios that were in force prior to this amendment and all of the terms, financial ratios and requirements as well as interest rates reverted back to what they were prior to the September 26, 2003 amendment.

All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The

Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, at December 31, 2004.

The following amounts were outstanding and available under the Bank Agreement (in thousands):

                           December  31,  2004              December  31,  2003
                    --------------------------             --------------------
                          Total
                           Line     Available     Outstanding        Outstanding
                           ----    ---------     -----------         -----------
Acquisitions             $10,000     $   4,366     $5,634(a)         $  6,111(a)
Equipment  loans           2,000         1,354        646(b)              811(b)
Working  capital  and
  letters  of  credit      5,000         4,991          9(c)              150(c)
Foreign  exchange
  transactions            10,000        10,000          -                   -
                          ------        ------       -------            --------
                         $27,000      $20,711     $6,289               $  7,072
                          ======       ======      =====                =======
     _____________________
(a)     $4,366,000  in  2004  and $4,629,000 in 2003 at fixed interest of 8% per annum and $1,268,000 in 2004 and $1,482,000 in 2003 at fixed interest of 4.46% per annum through the use of interest rate swap agreements
(b) Interest fixed at 4.14% per annum through the use of an interest rate swap agreement
(c)     Letters  of  credit

At December 31, 2004 and 2003, the interest rate swaps referred to above had aggregate negative fair values of $264,000 and $525,000, respectively, and are included in Other Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At December 31, 2004 and 2003, the balance due on the notes was 150,000 ($288,000) and 200,000 ($357,000), respectively.

In November 2003, the Company issued notes in the amount of 975,000 ($1,645,000 at the date of acquisition) in connection with the acquisition of RS Biotech. The notes bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland and are payable 487,500 on the first and second anniversary, respectively, of the acquisition. At December 31, 2004 and 2003, the balance due on the notes was 487,500 ($936,000) and 975,000 ($1,741,000)
respectively.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At December 31, 2004, $124,000 and $153,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2003, $144,000 and $170,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Aggregate  annual  maturities  of  long-term  debt  are  as  follows:


Year ending December 31.  Amount
------------------------  ---------------
                           (In thousands)

2005 . . . . . . . . . .  $         1,759
2006 . . . . . . . . . .            4,616
2007 . . . . . . . . . .              536
2008 . . . . . . . . . .              837
2009 . . . . . . . . . .               33
 After 2009. . . . . . .                -
                          ---------------
                                    7,781
                          ===============

8.     Accounts  payable  and  accrued  expenses  at  December  31, consists of:


                                              2004    2003
                                            ------  ------
  (In thousands)
Accounts payable-trade . . . . . . . . . .  $2,429  $2,940
Accrued salaries, wages and payroll taxes.   2,327   1,564
Accrued warranties . . . . . . . . . . . .     866     355
Deferred maintenance contract income . . .     477     451
Commissions payable. . . . . . . . . . . .     522     709
Accrued income taxes . . . . . . . . . . .      79     433
Other accrued liabilities. . . . . . . . .     892     808
                                            ------  ------
                                            $7,592  $7,260
                                            ======  ======

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


9.     Income  taxes:


                                                                Year Ended December 31,
                                                              -------------------------
                                                               2004      2003     2002
                                           -------------------------  --------  -------
                                                                    Restated- Restated-
                                                                      Note 2 .  Note 2
Income (loss) before income
   tax expense (benefit):
   Domestic . . . . . . . . . . . . . . .  $                  3,019   $  (121)  $3,532
   Foreign. . . . . . . . . . . . . . . .                       248    (1,133)     256
                                           -------------------------  --------  -------
                                           $                  3,267   $(1,254)  $3,788
                                           =========================  ========  =======
Income tax (benefit) expense consists of:
  Federal-current . . . . . . . . . . . .  $                   (149)  $  (237)  $  820
  Federal-deferred. . . . . . . . . . . .                       905       362      179
  State-current . . . . . . . . . . . . .                         6       (28)     338
  State-deferred. . . . . . . . . . . . .                       243       (11)     (94)
  Foreign-current . . . . . . . . . . . .                       331        12      133
                                           -------------------------  --------  -------
                                           $                  1,336   $    98   $1,376
                                           =========================  ========  =======



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:


                                              2004       2003
                                            ------  ---------
                                                    Restated-
                                                       Note 2
                                             (In thousands)
Deferred tax assets:
  Inventories. . . . . . . . . . . . . . .  $  805  $     868
  Allowance for doubtful accounts. . . . .     147        185
  Accrued expenses . . . . . . . . . . . .     466        210
  Foreign net operating loss carryforward.     988        933
  Domestic capital loss and
     contribution carryforwards. . . . . .     367        390
  Other assets . . . . . . . . . . . . . .   1,060        724
                                            ------  ---------
          Gross deferred tax assets. . . .   3,833      3,310
Less:  valuation allowance . . . . . . . .   1,355      1,234
                                            ------  ---------
                                             2,478      2,076
                                            ------  ---------
Deferred tax liabilities:
  Accumulated depreciation . . . . . . . .     744        226
  Pension. . . . . . . . . . . . . . . . .     872        681
                                            ------  ---------
                                             1,616        907
                                            ------  ---------
          Net deferred tax asset . . . . .  $  862  $   1,169
                                            ======  =========

At December 31, 2004, the Company has current deferred tax assets of $1,089,000 and has a deferred tax liability of approximately $227,000, which is included in other liabilities in the accompanying 2004 consolidated balance sheet. At December 31, 2003, $299,000 of the deferred tax asset is in current assets and $870,000 of the deferred tax asset is included in other assets in the accompanying 2003 consolidated balance sheet.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Included above are the tax effect of foreign net operating loss carryforwards of approximately $3,066,000, which are covered by a valuation allowance. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $121,000 and $411,000, respectively.

The Company's effective income tax rates for 2004, 2003 and 2002 differed from the U.S. statutory Federal income tax rate of 34% as follows:

The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income (loss) before income tax expense (benefit) as a result of the following (in thousands):


                                                 2004    2003     2002
                                           -----------  ------  -------
                                                     Restated-Restated-
                                                      Note 2. . Note 2

Computed "expected" tax expense
  (benefit)
                                           $    1,111   $(426)  $1,288
  Increase (decrease) in taxes resulting
   from:
    State taxes, net of federal benefit .         179     (16)     144
    Rate differential between U.S. and
      foreign income taxes. . . . . . . .         (22)     21       46
    Change in valuation allowance
      allocated to income tax expense . .         121     411      (85)
    Other . . . . . . . . . . . . . . . .         (53)    108      (17)
                                           -----------  ------  -------
Actual tax expense. . . . . . . . . . . .  $    1,336   $  98   $1,376
                                           ===========  ======  =======



10.     Pension  plans  and  other  liabilities:

     The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $126,000, $130,000 and $138,000 in 2004, 2003 and 2002,
respectively.

The following table sets forth the U.S. defined benefit plan's projected benefit obligation, fair value of plan assets and funded status at December 31, 2004 and 2003:


                                                       2004       2003
                                                    --------  ---------
  (In thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at beginning of year. . . . . .  $ 8,433   $  7,630
Actuarial (gain) loss. . . . . . . . . . . . . . .       (9)       397
Service cost . . . . . . . . . . . . . . . . . . .      381        314
Interest cost. . . . . . . . . . . . . . . . . . .      481        483
Benefits paid. . . . . . . . . . . . . . . . . . .     (418)      (391)
                                                    --------  ---------
Benefit obligation at end of year. . . . . . . . .  $ 8,868   $  8,433
                                                    ========  =========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year . .  $ 5,905   $  4,846
Actual gain on plan assets . . . . . . . . . . . .      629        773
Employer contributions . . . . . . . . . . . . . .    1,040        769
Expenses paid. . . . . . . . . . . . . . . . . . .      (81)       (92)
Benefits paid. . . . . . . . . . . . . . . . . . .    _(418)      (391)
                                                    --------  ---------
Fair value of plan assets at end of year . . . . .  $ 7,075   $  5,905
                                                    ========  =========

MISCELLANEOUS ITEMS AT END OF YEAR
Projected benefit obligation . . . . . . . . . . .  $(8,868)  $ (8,433)
Fair value of plan assets. . . . . . . . . . . . .    7,075      5,905
                                                    --------  ---------
Funded status. . . . . . . . . . . . . . . . . . .  $(1,793)  $ (2,528)
Unrecognized net transition obligation . . . . . .       34         53
Unrecognized prior service cost. . . . . . . . . .       (6)       (10)
Unrecognized net loss. . . . . . . . . . . . . . .    3,035      3,341
                                                    --------  ---------
Net amounts recognized . . . . . . . . . . . . . .  $ 1,270   $    856
                                                    ========  =========

AMOUNTS RECOGNIZED IN FINANCIAL STATEMENTS
Accrued benefit cost . . . . . . . . . . . . . . .  $(1,413)  $ (2,031)
Intangible asset . . . . . . . . . . . . . . . . .       28         43
Accumulated other comprehensive loss
  (reduction in shareholder equity, excluding the
   deferred tax effect). . . . . . . . . . . . . .    2,655      2,844
                                                    --------  ---------
Prepaid pension. . . . . . . . . . . . . . . . . .  $ 1,270   $    856
                                                    ========  =========


     The accumulated benefit obligation for the U.S. defined benefit pension plan was $8,488,000 and $7,936,000 at December 31, 2004 and 2003, respectively.



                                                       2004     2003     2002
                                                      ------  -------  -------
                                                            (In thousands)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost . . . . . . . . . . . . . . . . . . . .  $ 381   $  314   $  287
Interest cost. . . . . . . . . . . . . . . . . . . .    481      483      449
Expected return on plan assets . . . . . . . . . . .   (467)    (386)    (424)
Transition obligation. . . . . . . . . . . . . . . .     19       19       19
Amortization of prior service cost . . . . . . . . .     (4)      (4)      (4)
Recognized net actuarial loss. . . . . . . . . . . .    217      259      165
                                                      ------  -------  -------
Net periodic benefit cost. . . . . . . . . . . . . .  $ 627   $  685   $  492
                                                      ======  =======  =======






WEIGHTED-AVERAGE ASSUMPTIONS AND MEASUREMENT DATES  2004   2003   2002
                                                    -----  -----  -----
Benefit obligations:
  Discount rate. . . . . . . . . . . . . . . . . .  5.75%  5.85%  6.50%
  Rate of compensation increase. . . . . . . . . .  3.00%  3.00%  3.00%
  Measurement date - December 31 . . . . . . . . .  2004   2003   2002
  Census data snapshot date  - December 31 . . . .  2004   2003   2002
Net periodic pension cost:
  Discount rate. . . . . . . . . . . . . . . . . .  5.85%  6.50%  6.50%
  Rate of compensation increase. . . . . . . . . .  3.00%  3.00%  3.00%
  Expected long-term return on plan assets . . . .  7.50%  7.50%  8.00%
  Measurement date - January 1 . . . . . . . . . .  2004   2003   2002
  Census data snapshot date - January 1. . . . . .  2004   2003   2002



     The Company's best estimate of its contributions to the plan is $1,022,000 for the year ending December 31, 2005.

The  expected  benefit  payments  over  the  next  ten years are (in thousands):


2005 . . .  $  475
2006 . . .     490
2007 . . .     501
2008 . . .     530
2009 . . .     570
2010-2014.   3,345
            ------
             5,911
            ======

     The asset allocation of plan assets at December 31, 2004 and 2003 were as follows:



ASSET CATEGORY. . . . . .   2004    2003
                           ------  ------
Cash and cash equivalents    2.6%    7.7%
Debt securities . . . . .   37.8    39.5
Equity securities . . . .   59.6    52.8
                           ------  ------
Total . . . . . . . . . .  100.0%  100.0%
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

     Pension expense in 2004 was determined using a 5.85% discount rate (consistent with the determination of liabilities at the end of 2003) and the December 31, 2004 plan liability and other disclosure items using a 5.75% discount rate. The discount rates were determined as [3x(a)+(b)]/4 where (a) is the average Aaa (Moody's) long term corporate bond yield in December and (b) is the average Baa (Moody's) long term corporate bond yield in December. The expected long-term rate of return on plan assets is 7.5%. The Company employs a building block approach in determining the long-term rate of return for plan assets with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. The annual salary increase assumption of 3% was selected based on the Company's estimate.

     The minimum additional pension liability in 2004 and 2003 are non-cash items which are offset by a direct reduction to shareholders' equity of $1,726,000 and $2,372,000, respectively.

     The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 2004, 2003 and 2002 was $141,000, $127,000 and $164,000, respectively.

     International pension expense in 2004, 2003 and 2002 was not material. Foreign plans generally are insured or otherwise fully funded.

11.     Shareholders'  equity:

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

1999  STOCK  OPTION  PLAN  FOR  NONEMPLOYEE  DIRECTORS

     The 1999 Stock Option Plan for Nonemployee Directors (the 1999 Plan) provides for the granting of options to purchase up to 246,410 shares of the Company's Common stock. No options may be granted under the 1999 Plan after March 17, 2009. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value of the Company's Common stock on the date of grant.

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

     The following table summarizes the Company's activity in the aggregate, for the aforementioned stock option plans and agreements:



                                Weighted
                                Stock       Range of          Average
                                Options     Exercise Prices   Exercise Price
                                ----------  ----------------  ---------------
Outstanding, December 31, 2001  1,208,043   $   2.25 - $5.26  $          3.78
  Granted. . . . . . . . . . .    224,840        4.49 - 5.67             4.53
  Exercised. . . . . . . . . .   (422,552)       3.08 - 5.26             3.42
  Cancelled. . . . . . . . . .    (42,173)       3.22 - 4.60             3.99
                                ----------  ----------------  ---------------
Outstanding, December 31, 2002    968,158        2.25 - 5.67             4.10
  Granted. . . . . . . . . . .    132,000               4.59             4.46
  Exercised. . . . . . . . . .    (12,884)              3.22             3.22
  Cancelled. . . . . . . . . .    (50,865)       3.22 - 4.60             4.46
                                ----------  ----------------  ---------------
Outstanding, December 31, 2003  1,036,409        2.25 - 5.67             4.14
  Granted. . . . . . . . . . .     15,000               6.07             6.07
  Exercised. . . . . . . . . .   (194,722)       3.10 - 4.60             3.31
  Cancelled. . . . . . . . . .   (136,031)       3.22 - 4.60             3.95
                                ----------  ----------------  ---------------
Outstanding, December 31, 2004    720,656   $   2.25 - $5.67  $          4.45
                                ==========  ================  ===============




Information regarding stock options outstanding as of December 31, 2004 is as follows:


           Outstanding

           Weighted Average  Number of
Exercise.  Number of         Remaining         Shares
Price . .  Shares            Contractual Life  Exercisable
---------  ----------------  ----------------  -----------
2.25 . .             6,655              2.28        3,993
3.08. . .            37,646               .66       37,646
3.10. . .            83,681               .21       83,681
4.45. . .           103,950              5.14            -
4.49. . .           121,726              3.01       48,400
4.59. . .            10,450              3.01            -
4.60. . .           154,524              1.58      122,417
4.64. . .            48,400              4.69       19,360
5.26. . .           136,424               .59      136,424
5.67. . .             2,200              3.94          880
6.07. . .            15,000              5.50            -
           ----------------                    -----------
                    720,656 .                      452,801
           ================                    ===========



     In the aggregate, related to the aforementioned stock option plans, there were 468,023 additional shares available for grant at December 31, 2004.

In 1987, the Company adopted an Employee Stock Purchase Plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 85% of fair market value on specified dates. The Company has reserved 559,231 shares of its authorized shares of Common stock for this purpose. During 2004, 2003 and 2002, 34,675, 54,469 and 40,584 Common shares, respectively, were issued under the plan.

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

     In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (ESOP). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock. The Company made contributions to the ESOP of $3,000, $3,000 and $11,000 during 2004, 2003, and 2002, respectively.

     Shareholders' Equity includes non-interest bearing notes receivable, resulting from the exercise of stock options, from the Vice President, Finance in the amount of $12,500 and from the Corporate Controller in the amount of $10,000. Imputed interest on these loans amounted to $360, $517 and $1,258, during 2004, 2003, and 2002, respectively.

12.     Segment  information:

Business segments are defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131)" as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

The Company has one business segment, which consists of the manufacture and marketing of equipment used in the pharmaceutical, medical, biotechnology, chemical and environmental research fields throughout the world.

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

The following table sets forth the Company's operations by geographic area for 2004, 2003 and 2002. The information shown under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries primarily in The Netherlands, Belgium and Germany (in thousands):

                       United      United                  Consol-
                        States     Kingdom    Europe        idated
                    ----------     -------    -------       ------
   Net  sales:
          2004      $42,137       $11,819      $8,168      $62,124
          2003       36,293         6,177       6,934       49,404
          2002       43,075         6,821       7,330       57,226

   Long-lived  assets:
          2004      $ 6,505       $ 9,812      $  929      $17,246
          2003        6,445         9,094         922       16,461
          2002        5,357         5,379         860       11,596

     Total sales by geographic area include both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices comparable to normal unaffiliated customer sales. One multi-national distributor, Fisher Scientific, based in the United States accounted for approximately 16.0%, 15.9% and 18.9%, respectively, of consolidated net sales during the years ended December 31, 2004, 2003 and 2002.

     During 2004, 2003 and 2002, net sales from domestic operations to foreign customers were $14,201,000, $11,824,000 and $11,564,000, respectively. Export sales from the United States are made to many countries and areas of the world including the Far East, India, the Middle East and South America with the most significant sales going to Canada, Western Europe, China, Japan, India, Taiwan and Brazil.

13.       Related  party  transactions:

Until December 15, 2003, David Freedman, Chairman of the Board of the Company, was the owner of Bio-Instrument Ltd., a foreign firm that acted as an agent for sales of the Company's products to customers in Israel, and earned commissions on those sales. During 2003 and 2002, this firm earned commissions in the amounts of $16,316 and $248,033, respectively, on purchases by customers in Israel of the Company's products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives. On December 15, 2003, Mr. Freedman sold his ownership interest in Bio-Instrument Ltd. to an unrelated third party.

Carol Freedman, the daughter of David Freedman, and the sister of Kenneth Freedman (the son of David Freedman and a director of the Company), has been employed by the Company in various capacities since 1979. Ms. Freedman is currently Customer Service Manager and is also Assistant Treasurer of the Company. Her compensation for 2004 and 2003 was $58,300 and $61,900, respectively; she also received options to purchase 1,100 shares of the Company's Common stock in 2003 under the Company's 2001 Stock Option Plan for Officers and Key Employees.

14.     Commitments  and  contingencies:

     The Company is obligated under the terms of various operating leases. Rental expense under such leases for 2004, 2003 and 2002 was $615,000, $655,000 and $644,000, respectively. As of December 31, 2004, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):




                        Obligation   Sublease Rentals   Net
                        -----------  -----------------  ----

2005 . . . . . . . . .  $       903  $             277  $626
2006 . . . . . . . . .          713                277   436
2007 . . . . . . . . .          505                277   228
2008 . . . . . . . . .          454                278   176
2009 . . . . . . . . .          439                278   161
After 2009 . . . . . .          967                959     8
                        -----------  -----------------  ----

Total minimum payments
  Required              $     3,981   $          2,346 $1,635
                        ===========  =================  =====



     The Company is ultimately liable under two leases in the United Kingdom for premises that have been sublet to third parties. One lease pursuant to which the annual rent is 99,750 ($191,000 at December 31, 2004) expires in 2014 and has been sublet for the entire remaining term of the lease. The second lease on which the annual rent is 45,000 ($86,000 at December 31, 2004) runs until September 2009 and is also sublet for the remainder of the lease term.

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

15. Quarterly financial information (unaudited) (in thousands, except per share amounts):

On March 21, 2005, the Company announced that certain of its historical financial statements required restatement. Specifically, the Company and its audit committee determined that the restatement was required because of a misapplication of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as it applies to three interest rate swaps that were entered into in 1999 and 2004 to fix the interest rates on variable rate debt incurred primarily for acquisitions in 1999 and 2003.

This selected quarterly financial information has been restated for the first three fiscal quarters in 2004 from previously reported information filed on Form 10-Q, and for all quarters of fiscal year 2003 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of the Company's financial results discussed in this Annual Report on Form 10-K.




                               FIRST QUARTER 2004                                     SECOND QUARTER 2004
                               -----------------------------------------------------  -------------------

                               AS                                                     AS
                               PREVIOUSLY                                             PREVIOUSLY
                               REPORTED     ADJUSTMENTS(1)      RESTATED              REPORTED
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
                               -----------------------------------------------------  ------------------
QUARTERLY DATA:
YEAR ENDED DECEMBER 31, 2004
Net sales . . . . . . . . . .  $14,622  $        -           $  14,622                $  14,905
Gross profit. . . . . . . . .    5,931           -               5,931                    6,022
Net income (loss) . . . . . .      308         (28)                280                      296
Income (loss) per share:
  Basic . . . . . . . . . . .  $  0.04  $    (0.01)          $    0.03                $    0.03
  Diluted . . . . . . . . . .     0.04       (0.01)               0.03                     0.03









                               ADJUSTMENTS(1)   RESTATED


QUARTERLY DATA:
YEAR ENDED DECEMBER 31, 2004
Net sales . . . . . . . . . .  $             -  $  14,905
Gross profit. . . . . . . . .                -      6,022
Net income (loss) . . . . . .              136        432
Income (loss) per share:
  Basic . . . . . . . . . . .  $          0.02  $    0.05
  Diluted . . . . . . . . . .             0.02       0.05



                                                                 THIRD QUARTER 2004
                                                                 ---------------------
                                                                 AS                                                      FOURTH
                                                                 PREVIOUSLY                                             QUARTER
                                                                 REPORTED.  ADJUSTMENTS(1)         RESTATED               2004
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
                                                                 --------------------------------------------------------------
QUARTERLY DATA:
YEAR ENDED DECEMBER 31, 2004
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $15,192   $       -             $  15,192             $17,405
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .    5,969           -                 5,969               6,910
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .      234          (5)                  229                 990
Income per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.03   $       -             $    0.03             $  0.11
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .     0.03           -                  0.03                0.11

                                                                 FIRST QUARTER 2003. . . . . . . . . . . .  SECOND QUARTER 2003
                                                                 -------------------                        -------------------
                                                                 AS. . . . . . . . . . . . . . . . . . . . . .  AS
                                                                 PREVIOUSLY. . . . . . . . . . . . . . . . . .  PREVIOUSLY
                                                                 REPORTED. . ADJUSTMENTS(1)         RESTATED    REPORTED
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
                                                                 --------------------------------------------------------------
QUARTERLY DATA:
YEAR ENDED DECEMBER 31, 2003
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $11,585   $       -              $  11,585            $10,747
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .    4,193           -                  4,193              3,455
Net (loss) income . .  . . . . . . . . . . . . . .                  (432)         11                   (421)            (1,195)
Loss per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.05)  $       -              $   (0.05)            $(0.14)
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .    (0.05)          -                  (0.05)           (0.14)



                                                                ADJUSTMENTS      RESTATED
                                                                -------------------------
QUARTERLY DATA:
YEAR ENDED DECEMBER 31, 2003
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $10,747
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .          -     3,455
Net (loss) income . . . . . . . . . . . . . . . . . . . . . . .        (14)   (1,209)
Loss per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $ (0.14)
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     (0.14)




                                                                 THIRD QUARTER 2003                           FOURTH QUARTER 2003
                                                                 ---------------------------------------      -------------------
                                                                AS                                                     AS
                                                                PREVIOUSLY                                             PREVIOUSLY
                                                                REPORTED    ADJUSTMENTS(1)       RESTATED              REPORTED
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
                                                               ----------------------------------------------------------------
QUARTERLY DATA:
YEAR ENDED DECEMBER 31, 2003
Net sales. . . . . . . . . .                                    $11,478   $            -      $  11,478                $  15,594
Gross profit . . . . . . . .                                      4,469                -          4,469                    6,352
Net (loss) income. . . . . .                                     (7,222)              55           (667)                     894
(Loss) income per share:
  Basic. . . . . . . . . . .                                    $ (0.08)  $            -      $   (0.08)               $    0.10
  Diluted. . . . . . . . . .                                      (0.08)               -          (0.08)                    0.10





                              ADJUSTMENTS(1)   RESTATED
                              -------------------------

QUARTERLY DATA:
YEAR ENDED DECEMBER 31, 2003
Net sales. . . . . . . . . .  $             -  $  15,594
Gross profit . . . . . . . .                -      6,352
Net (loss) income. . . . . .               51        945
(Loss) income per share:
  Basic. . . . . . . . . . .  $          0.01  $    0.11
  Diluted. . . . . . . . . .             0.01       0.11



(1) See Note 2, "Restatement of Consolidated Financial Statements"of the Notes to
    Consolidated  Financial  Statements.

ITEM  9.     DISAGREEMENT  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None.

ITEM  9A.     CONCLUSIONS  ABOUT  EFFECTIVENESS  OF  DISCLOSURE  CONTROLS

     As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation as of the evaluation date, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the disclosure controls and procedures were effective, except there existed a material weakness in the Company's disclosure controls and procedures in 2004 and prior years, as detailed below. In March 2005 the Company's Chief Executive Officer and Chief Financial Officer have further concluded that changes to the Company's internal control structure have been made which they believe remediate the weakness.

     As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements and in Note 2 of the Notes to Consolidated Financial Statements, the Company announced on March 21, 2005, that it was restating its previously issued financial statements for the years ended December 31, 2001, 2002 and 2003, including the interim periods for 2003, and the first three interim periods of 2004, as result of the misapplication of SFAS No. 133 as it applies to three interest rate swaps that were entered into in 1999 and 2004 to fix the interest rates on variable rate debt incurred primarily for acquisitions in 1999 and 2003.

     These interest rate swaps were inadvertently not previously disclosed or accounted for nor were they properly designated as effective cash flow hedges. Accordingly, the accounting rules required the changes in the fair value of the swaps to be recorded as a component of interest expense in each period's statement of operations.

     There were no changes in internal controls during the period ended December 31, 2004. There was a change in March 2005 to implement new internal controls that would highlight and appropriately account for and disclose interest rate swaps in accordance with the required accounting literature. Specifically, the Company's Controller, under the supervision of the Company's Chief Financial Officer, will be required to document the existence and purpose of each interest rate swap agreement that the Company has entered into or enters into in the future. Such documentation will be in accordance with SFAS No. 133 and will set forth the accounting for and the disclosure required in the Company's consolidated financial statements as required by SFAS No. 133. Such documentation will be reviewed and updated quarterly or more frequently as circumstances may warrant. Each quarter the Controller will provide a summary of the required accounting entries to the Chief Financial Officer for inclusion in the quarterly financial statement closing process. Furthermore, all new interest rate swap agreements or other derivative instruments can be entered into only by the Company's Chief Financial Officer with the approval of the Company's Chief Executive Officer and President and Chief Operating Officer (or the board of directors in certain circumstances) and may not be for speculative purposes. Periodic reporting to the board of directors, summarizing the status of all of the Company's derivative transactions will also be required. A formal written policy with regard to the foregoing is in the process of being developed.
..
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.

                                     ------

                                    PART III
                                    --------

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for May 24, 2005 and the information included in the Proxy Statement is incorporated herein by reference.

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item with respect to directors and executive officers is incorporated by reference to the Proxy Statement. Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     Registrant has a code of ethics for its Chief Executive Officer, President, Chief Financial Officer and Corporate Controller, which has been posted on its website at http://nbsc.com. Registrant will disclose on its website when there
            ---------------
have  been  any  waivers  of,  or  amendments  to,  the  code  of  ethics.

     At least one member of Registrant's audit committee is considered as an audit committee financial expert. Registrant's audit committee consists of Joel Jaffe, Peter Schkeeper and Ernest Gross.

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Information required by this item is incorporated herein by reference to the Registant's Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the SEC in April 2005, pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)     The  following  documents  are  filed  as  a  part  of this report:

   1. Financial statements and supplementary data included in Part II of this report:

          New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

          Consolidated  Balance  Sheets  as  of  December  31,  2004  and  2003

          Consolidated  Statements  of  Operations  for  the  years  ended
             December  31,  2004,  2003  and  2002

          Consolidated  Statements  of  Shareholders' Equity for the years ended
             December  31,  2004,  2003  and  2002


          Consolidated  Statements  of  Cash  Flows  for  the  years  ended
             December  31,  2004,  2003  and  2002

          Consolidated  Statements  of  Comprehensive  Income  for  the
             years  ended  December  31,  2004,  2003  and  2002

          Notes  to  Consolidated  Financial  Statements

   2.     Financial  statement  schedules  included in part IV of this report:

          Schedule  II

          Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3.     Controls  and  Procedures

   4.     Exhibits:
          The  Exhibits  index  is  on  Page  63.

                                                  Schedule  II


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)


                                   Additions
                             --------------------

                         Balance    Charged to                        Balance
                           At       Costs and   Charged to            At  End
                       Beginning   (Credited) to  other                    of
                      of  Period      Expenses   Accounts   Deductions Period
     ------------    ----------          ----------    ----------    --------

     Year  ended
        December  31,  2004
       Allowance  for
         doubtful accounts  $   603    $(106)  $  38   $    24       $511

       Inventory  valuation
         allowance            2,658      883     107     1,084      2,564

     Year  ended
        December  31,  2003
       Allowance  for
         doubtful  accounts     467      114     22          -        603

       Inventory  valuation
         allowance            1,932      918     65        257      2,658

     Year  ended
       December  31,  2002
       Allowance  for
         doubtful  accounts     466        1      -          -        467

       Inventory  valuation
         allowance            1,759      400      -        227      1,932

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

(3b)*     Restated  By-Laws  of  the  Company,  as  amended  and  restated.

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

(10-4) Distribution agreement with Fisher Scientific dated February 2, 1990, as amended and restated is incorporated herein by reference to Exhibit (10-5) of The Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

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

(10-34)*     Indemnification  Agreement  with  Joel  Jaffe.

 (22)     Subsidiaries  of  the  Company  appear  on  Page  66.

(24a)*     Consent  of  KPMG  LLP.

(31)     Certification  of  Samuel  Eichenbaum  appears  on  Page  67.

(31)     Certification  of  David  Freedman  appears  on  Page  68.

(32) Certifications of David Freedman and Samuel Eichenbaum appear on Page 69.

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

Date:  March  29,  2005            /s/  Samuel  Eichenbaum
                                   -----------------------
                                   Vice  President,  Finance,
                                   Chief  Financial  Officer  and  Treasurer

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

Date:  March  29,  2005            /s/  David  Freedman
                                   --------------------
                                   Chairman  and
                                   Chief  Executive  Officer

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

March  29,  2005              /s/  David  Freedman
                              --------------------
                              Name:  David  Freedman
                              Chairman  and
                              Chief  Executive  Officer


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

March  29,  2005              /s/  Samuel  Eichenbaum
                              -----------------------
                              Name:  Samuel  Eichenbaum
                              Vice  President,  Finance,
                              Chief  Financial  Officer  and  Treasurer

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


                             NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.


Dated:  March  29,  2005     By:     /s/  David  Freedman
                                     --------------------
                                     David  Freedman
                                     Chairman  of  the  Board
                                     (Principal Executive Officer) and Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March  29,  2005     By:     /s/  Adele  Lavender
                                     --------------------
                                     Adele  Lavender
                                     Corporate  Secretary



Dated:  March  29,  2005     By:     /s/  Samuel  Eichenbaum
                                     -----------------------
                                     Samuel  Eichenbaum
                                     Vice  President,  Finance
                                     Chief  Financial  Officer  and  Treasurer

Dated:  March  29,  2005     By:     /s/  James  T.  Orcutt
                                     ----------------------
                                     James  T.  Orcutt
                                     President  and  Director

Dated:  March  29,  2005     By:     /s/  Dr.  Jerome  Birnbaum
                                     --------------------------
                                     Dr.  Jerome  Birnbaum
                                     Director


Dated:  March  29,  2005     By:     /s/  Kenneth  Freedman
                                     ----------------------
                                     Kenneth  Freedman
                                     Director


Dated:  March  29,  2005     By:     /s/  Ernest  Gross
                                     ------------------
                                     Ernest  Gross
                                     Director


Dated:  March  29,  2005     By:     /s/  Joel  Jaffe
                                     ----------------
                                     Joel  Jaffe
                                     Director


Dated:  March  29,  2005     By:     /s/  Dr.  David  Pramer
                                     -----------------------
                                     Dr.  David  Pramer
                                     Director


Dated:  March  29,  2005     By:     /s/  Peter  Schkeeper
                                     ---------------------
                                     Peter  Schkeeper
                                     Director


Dated:  March  29,  2005     By:     /s/  Daniel  S.  Van  Riper
                                     ---------------------------
                                     Daniel  S.  Van  Riper
                                     Director