Form 10-Q
period 2005-04-02
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2005-05-06
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  The  Quarter  Ended  April  2,  2005     Commission  File  No.  0-6994
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



There  are  8,933,353  Common  shares  outstanding  as  of  April  29,  2005.

                        NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index


                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements (unaudited)

        Consolidated Balance Sheets - April 2, 2005 and December 31, 2004 .     3

        Consolidated Statements of Operations - Three Months Ended
          April 2, 2005 and April 3, 2004 . . . . . . . . . . . . . . . . .     4

        Consolidated Statements of Cash Flows -
          Three Months Ended April 2, 2005 and April 3, 2004. . . . . . . .     5

       Consolidated Statements of Comprehensive (Loss) Income -
         Three Months Ended April 2, 2005 and April 3, 2004 . . . . . . . .     6

       Notes to Unaudited Consolidated Financial Statements . . . . . . . .     7

       Item 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition . .      . . . . . .    13

       Item 3.  Qualitative and Quantitative Disclosures about Market Risk.    19

       Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . .    19

PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports and Form 8-K . . . . . . . . . . . . .    21
       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
       Exhibit 31(a)                                                           23
       Exhibit 31(b)                                                           24
       Exhibit 32                                                              25



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

PART  I  -  FINANCIAL  INFORMATION

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                     ASSETS
                                     ------


                                                April 2,   December 31,
                                                  2005           2004
                                             ---------  -------------
Current Assets:
  Cash and cash equivalents . . . . . . . .  $   9,672  $      10,846
  Accounts receivable, net. . . . . . . . .     12,434         11,332
  Inventories:
    Raw materials and sub-assemblies. . . .      7,248          6,914
    Work-in-process . . . . . . . . . . . .      1,907          1,366
    Finished goods. . . . . . . . . . . . .      3,818          3,859
                                             ---------  -------------
      Total inventories . . . . . . . . . .     12,973         12,139
  Deferred income taxes . . . . . . . . . .      1,084          1,089
  Prepaid expenses and other current assets      1,714          1,143
                                             ---------  -------------

    Total current assets. . . . . . . . . .     37,877         36,549
                                             ---------  -------------

Property, plant and equipment, net. . . . .      6,328          6,495
Goodwill. . . . . . . . . . . . . . . . . .      8,599          8,769
Other assets. . . . . . . . . . . . . . . .      1,966          1,982
                                             ---------  -------------

         Total assets . . . . . . . . . . .  $  54,770  $      53,795
                                             =========  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------



Current Liabilities:
  Current installments of long-term debt. . . . . . . . .  $  1,746   $  1,759
  Accounts payable and accrued expenses . . . . . . . . .     8,839      7,592
                                                           ---------  ---------
    Total current liabilities . . . . . . . . . . . . . .    10,585      9,351
                                                           ---------  ---------

Long-term debt, net of current installments . . . . . . .     5,772      6,022

Other liabilities . . . . . . . . . . . . . . . . . . . .     2,289      2,467
                                                           ---------  ---------
    Total liabilities . . . . . . . . . . . . . . . . . .    18,646     17,840

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.0625 par;
   authorized 25,000,000 shares; issued and outstanding,
   2005 - 8,933,353 and 2004 - 8,866,262. . . . . . . . .       558        554
  Capital in excess of par. . . . . . . . . . . . . . . .    53,101     52,793
  Accumulated deficit . . . . . . . . . . . . . . . . . .   (16,856)   (17,263)
  Accumulated other comprehensive loss. . . . . . . . . .      (667)      (106)
  Notes receivable from exercise of stock options . . . .       (12)      ( 23)
                                                           ---------  ---------
    Total shareholders' equity. . . . . . . . . . . . . .    36,124     35,955
                                                           ---------  ---------

    Total liabilities and shareholders' equity. . . . . .  $ 54,770   $ 53,795
                                                           =========  =========
See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     April 2,     April 3,
                                                                       2005        2004
                                                        --------------------  ----------
                                                                               Restated(1)

Net sales. . . . . . . . . . . . . . . . . . . . . . .  $            16,108   $  14,622

Operating costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . .                9,806       8,691
  Selling, general and administrative expenses . . . .                4,522       4,272
  Research, development and engineering expenses . . .                1,137         903
                                                        --------------------  ----------

    Total operating costs and expenses . . . . . . . .               15,465      13,866
                                                        --------------------  ----------

Income from operations . . . . . . . . . . . . . . . .                  643         756
Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .                   53          18
  Interest expense . . . . . . . . . . . . . . . . . .                  (36)       (211)
  Other, net . . . . . . . . . . . . . . . . . . . . .                   19         (64)
                                                        --------------------  ----------
                                                                         36        (257)
                                                        --------------------  ----------

Income before income tax expense . . . . . . . . . . .                  679         499
Income tax expense . . . . . . . . . . . . . . . . . .                  272         219
                                                        --------------------  ----------
Net income . . . . . . . . . . . . . . . . . . . . . .  $               407   $     280
                                                        ====================  ==========

Basic income per share . . . . . . . . . . . . . . . .  $              0.05   $    0.03
                                                        ====================  ==========
Diluted income per share . . . . . . . . . . . . . . .  $              0.05   $    0.03
                                                        ====================  ==========
Basic weighted average number of shares outstanding. .                8,896       8,650
                                                        ====================  ==========
Diluted weighted average number of shares outstanding.                8,990       8,794
                                                        ====================  ==========



(1)See  Note  2,  "Restatement  of  Consolidated  Financial  Statements" of the Notes to
Unaudited
   Consolidated  Financial  Statements.

   See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                    April 2,    April 3,
                                                                                      2005        2004
                                                                       --------------------  ----------
Cash flows from operating activities: . . . . . . . . . . . . .                         . . .  Restated(1)
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               407   $     280
Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . . .                  308         343
       Deferred income taxes. . . . . . . . . . . . . . . . . . . . .                   47         (18)
       Change in fair value of interest rate swaps. . . . . . . . . .                 (117)         46
Change in related balance sheet accounts:
      Accounts and notes receivable . . . . . . . . . . . . . . . . .               (1,270)       (526)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .                 (950)       (730)
      Prepaid expenses and other current assets . . . . . . . . . . .                 (589)       (446)
      Other assets and goodwill . . . . . . . . . . . . . . . . . . .                 (154)       (119)
      Accounts payable and accrued expenses . . . . . . . . . . . . .                1,262         249
      Advance payments from customers . . . . . . . . . . . . . . . .                  150         282
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . .                 (108)       (101)
                                                                       --------------------  ----------
Net cash used in operating activities . . . . . . . . . . . . . . . .               (1,014)       (740)
                                                                       --------------------  ----------

Cash flows used in investing activities -
      Additions to property, plant and equipment. . . . . . . . . . .                 (188)       (261)
                                                                       --------------------  ----------

Cash flows from financing activities:
      Repayments of long-term debt. . . . . . . . . . . . . . . . . .                 (207)       (222)
      Proceeds from issue of shares under stock option plans. . . . .                  240         161
      Payments on notes receivable related to exercised stock options                   11          11
                                                                       --------------------  ----------
Net cash provided by (used in) financing activities . . . . . . . . .                   44         (50)
                                                                       --------------------  ----------

Net effect of exchange rate changes on cash . . . . . . . . . . . . .                  (16)         (6)
                                                                       --------------------  ----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . .               (1,174)     (1,057)
Cash and cash equivalents at beginning of period. . . . . . . . . . .               10,846      10,536
                                                                       --------------------  ----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $             9,672   $   9,479
                                                                       ====================  ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               157   $     197
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .  $               218   $     131

1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited Consolidated
Financial  Statements.

     See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)
                                   (Unaudited)


                                                        Three Months Ended
                                                         April 2,    April 3,
                                                           2005        2004
                                            --------------------  ---------
      Restated(1)
Net income . . . . . . . . . . . . . . . .  $               407   $     280
Other comprehensive income:
  Foreign currency translation adjustment.                 (561)        168
                                            --------------------  ---------

Comprehensive (loss) income. . . . . . . .  $              (154)  $     448
                                            ====================  =========



























(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited
   Consolidated  Financial  Statements.



    See  notes  to  unaudited  consolidated  financial  statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of April 2, 2005 and the results of its operations for the three months ended April 2, 2005 and April 3, 2004 and its cash flows for the three months ended
April 2, 2005 and April 3, 2004. Interim results may not be indicative of the results that may be expected for the year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Note  2  -  Restatement  of  consolidated  financial  statements:

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

The required changes affected the previously filed financial statements for the years ended December 31, 2001, 2002 and 2003, as well as for the 2003 quarters and the 2004 quarters through October 2, 2004. The foregoing restatement adjustments did not affect the Company's reported cash and cash equivalents or income (loss) from operations in any of the above periods.

The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated statements of operations for the three months ended April 3, 2004 (in thousands):


                                                                                       Three Months Ended April 3, 2004
                                                                               Previously
                                                                                 Reported     Adjustments(1)   As Restated
                                                        ----------------------------------  ---------------  -------------
Income from operations . . . . . . . . . . . . . . . .  $                             756   $            -   $        756
Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . .                                 18                -             18
  Interest expense . . . . . . . . . . . . . . . . . .                               (165)             (46)          (211)
  Other expense, net . . . . . . . . . . . . . . . . .                                (64)               -            (64)
                                                                                            ---------------  -------------
                                                                                     (211)             (46)          (257)
                                                                                            ---------------  -------------

Income before income  tax expense (benefit). . . . . .                                545              (46)           499
Income tax expense (benefit) . . . . . . . . . . . . .                                237              (18)           219
                                                                                            ---------------  -------------

Net income . . . . . . . . . . . . . . . . . . . . . .  $                             308   $          (28)  $        280
                                                        ==================================  ===============  =============

Basic income per share . . . . . . . . . . . . . . . .  $                            0.04   $        (0.01)  $       0.03
                                                        ==================================  ===============  =============
Diluted income per share . . . . . . . . . . . . . . .  $                            0.04   $        (0.01)  $       0.03
                                                        ==================================  ===============  =============
Basic weighted average number of shares outstanding. .                              8,650            8,650          8,650
                                                        ==================================  ===============  =============
Diluted weighted average number of shares outstanding.                              8,794            8,794          8,794
                                                        ==================================  ===============  =============


(1)  Reflects  adjustments  to  interest  expense  and  related  deferred  tax  benefit  to  correct for  the  misapplication  of  SFAS  No.  133  as  it  applies  to  interest  rate  swaps  entered  into  in
    1999  and  2004  primarily  to  fix  the  interest  rates  on  variable  rate  debt  incurred  for acquisitions  in  1999  and  2003.



Note  3  -  Interest  rate  swaps:

On April 1, 2005 the Company designated its three interest rate swaps as effective interest rate hedges and as such, the negative fair values of the swaps as of the designation date, which aggregated $146,000, will be recognized into income over the remaining lives of the interest rate swaps. Any future changes in fair value will be shown as an increase or decrease in other comprehensive income on the Company's balance sheet. During the first quarter of 2005 and 2004 the change in the fair value of the swap agreements were recorded as a decrease (increase) to interest expense and amounted to $117,000 and $(46,000), respectively.

Note  4  -  Income  per  share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted income per share. The dilutive effect of stock options for the three month periods ended April 2, 2005 and April 3, 2004 is 94,000 and 144,000 shares, respectively. Stock options to purchase zero and

2,000 shares of common stock are excluded from the income per share calculation for the three month periods ended April 2, 2005 and April 3, 2004, respectively, because their inclusion would be antidilutive.

Note  5  -  Long-term  debt  and  credit  agreement:

The Company and Wachovia Bank, National Association (the "Bank") are parties to an agreement, which has had a number of amendments (the "Bank Agreement"), which expires on May 31, 2005, and which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The Company expects that the Bank Agreement will be renewed prior to its expiration date. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or Libor plus 125 basis points, at the discretion of the Company. At April 2, 2005, the Bank's prime rate was 5.75% and LIBOR was 2.87%.

All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at April 2, 2005.

The following amounts were outstanding and available under the Bank Agreement (in thousands):


                                          April 2, 2005                   December 31, 2004
                                         --------------                   ------------------
                         Total
                         Line            Available           Outstanding    Outstanding
                         --------------  ------------------  -------------  -------------
Acquisitions. . . . . .  $       10,000  $            4,532  $    5,468(a)  $    5,634(a)
Equipment loans . . . .           2,000               1,409         591(b)         646(b)
Working capital and
  letters of credit . .           5,000               5,000              -           9(c)
Foreign exchange
  transactions. . . . .          10,000              10,000              -              -
                         --------------  ------------------  -------------  -------------
                         $       27,000  $           20,941  $       6,059  $       6,289
                         ==============  ==================  =============  =============
  _____________________


(a)     $4,272,000  in  2005 and $4,366,000 in 2004 at fixed interest of 8% per annum and
$1,196,000  in  2005  and $1,268,000 in 2004 at fixed interest of 4.46% per annum through the  use  of  interest  rate  swap  agreements
(b)     Interest  fixed  at  4.14%  per  annum  through  the use of an interest rate swap agreement
(c)     Letters  of  credit

At April 2, 2005 and December 31, 2004, the interest rate swaps referred to above had aggregate negative fair values of $146,300 and $263,600, respectively, and are included in Other Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM
Cryo-Research Group. The notes bear interest at 6%. Accrued interest is payable annually and principal is payable in five equal annual installments which commenced in November 2003. At April 2, 2005 and December 31, 2004, the balance due on the notes was 150,000 ($282,000) and 150,000 ($288,000), respectively.

In November 2003, the Company issued notes in the amount of 975,000 ($1,645,000 at the date of acquisition) in connection with the acquisition of RS Biotech. The notes bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland. Principal is payable 487,500 on the first and second anniversary, respectively, of the acquisition. At April 2, 2005 and December 31, 2004, the balance due on the notes was 487,500 ($918,000) and 487,500 ($936,000), respectively.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At April 2, 2005, $103,000 and $138,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2004, $124,000 and $153,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note  6  -  Shareholders'  Equity:

At April 2, 2005, the Company has stock-based employee compensation plans, which it accounts for in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):


                                                             Three Months Ended
                                                                April 2,   April 3,
                                                                  2005       2004
                                                   -------------------  ---------
                                                                         Restated(1)
Net income as reported. . . . . . . . . . . . . .  $               407  $     280

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects.                   78         71
                                                   -------------------  ---------
Pro forma net income. . . . . . . . . . . . . . .  $               329  $     209
                                                   ===================  =========

Income per share:
  Basic-as reported . . . . . . . . . . . . . . .  $              0.05  $    0.03
                                                   ===================  =========
  Basic-pro forma . . . . . . . . . . . . . . . .  $              0.04  $    0.02
                                                   ===================  =========

  Diluted-as reported . . . . . . . . . . . . . .  $              0.05  $    0.03
                                                   ===================  =========
  Diluted-pro forma . . . . . . . . . . . . . . .  $              0.04  $    0.02
                                                   ===================  =========


(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited Consolidated Financial Statements.



The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (no options were granted in the first fiscal quarter of 2004):


                                                    Three Months Ended
                                                     April 2,   April 3,
                                                       2005       2004
                                        --------------------  --------
Expected life (years). . . . . . . . .                 6.0        NA
Expected volatility. . . . . . . . . .                40.35%      NA

Expected dividend yield. . . . . . . .                    -       NA
Risk-free interest rate. . . . . . . .                 3.99%      NA

Weighed average fair value of options
  granted during the period. . . . . .  $              6.14       NA

Note  6  -  Pension  plan:

Components of net period benefit cost for the three months ended April 2, 2005 and
April  3,  2004  are  as  follows  (in  thousands):


                                                 Three Months Ended
                                                  April 2,    April 3,
                                                    2005        2004
                                     --------------------  ----------
Service cost. . . . . . . . . . . .  $                88   $      95
Interest cost . . . . . . . . . . .                  124         120
Expected return on plan assets. . .                 (132)       (115)
Amortization of net obligation. . .                    5           5
Amortization of prior service costs                   (1)         (1)
Amortization of net loss. . . . . .                   48          54
                                     --------------------  ----------
Net periodic pension cost . . . . .  $               132   $     158
                                     ====================  ==========



The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expects to contribute $1,022,000 to its pension plan in 2005. As of April 2, 2005, $256,000 of contributions have been made.

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company for the three months ended April 2, 2005 and April 3, 2004 was $41,000 and $38,000, respectively.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The following is Management's Discussion and Analysis of significant factors that have affected the Company's operating results and financial condition during the three month periods ended April 2, 2005 and April 3, 2004, respectively, which should be read in conjunction with the Company's December 31, 2004 Form 10-K.

RESTATEMENT  OF  CONSOLIDATED  FINANCIAL  STATEMENTS

          As further described in Note 2 of the Notes to Unaudited Consolidated Financial Statements, on March 21, 2005, the Company announced that certain of its historical 2004 and earlier financial statements required restatement. Consequently, Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended April 3, 2004 is being restated.

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

                              Results of Operations
                              ---------------------

EXECUTIVE  OVERVIEW
-------------------

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

NET  SALES
----------

The following table summarizes consolidated backlog, net orders and net sales for the three months ended April 2, 2005 and April 3, 2004 (in thousands of dollars):


                                    Three Months Ended
                                      April 2,   April 3,  (Decrease)    %
                                        2005       2004     Increase   Change
                         -------------------  ---------  -----------  -------
Backlog -  beginning. .  $             8,376  $   9,018  $     (642)   (7.1)%
Add net orders received               15,719     15,488         231     1.5
Less net sales. . . . .               16,108     14,622       1,486    10.2
                         -------------------  ---------  -----------  -------
Backlog - ending. . . .  $             7,987  $   9,884  $   (1,897)  (19.2)%
                         ===================  =========  ===========



Net sales increased $1,486,000 or 10.2% to $16,108,000 for the three months ended April 2, 2005 from $14,622,000 in the prior year period. Net sales decreased 3.7% in the U.S. and increased 21.7% internationally, primarily in Europe. The overall increase in sales was due principally to higher shipments of fermentation and cell culture equipment, ultra low temperature freezers and CO2 incubators, although, $294,000 was due to the effect of foreign currency translation. The decrease in U.S. sales was due to the continuing slowdown in purchases of research equipment by industry and government funded enterprises. Orders during the 2005 period increased 1.5% while backlog decreased 19.2%. The decrease in backlog is attributable to the shortening of lead times required to manufacture equipment as a result of the Company's continuing efforts to implement lean manufacturing techniques to its operations.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three months ended April 2, 2005 and April 3, 2004 (in thousands of dollars):



                           Three Months Ended
                             April 2,   April 3,
                               2005       2004
               --------------------  ----------
Net sales . .  $             16,108  $  14,622
Cost of sales                 9,806      8,691
               --------------------  ----------
Gross profit.  $              6,302  $   5,931
               ====================  ==========
Gross margin.                39.1 %       40.6%
               ====================  ==========



The decrease in gross margin to 39.1% for the 2005 quarter from 40.6% in 2004 was due primarily to product mix and the Company's aggressive pricing strategy, which is aimed at gaining market share for its products in certain markets, partially offset by higher absorbtion of overhead as a result of the increased volume.

SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

Selling, general and administrative expenses increased $250,000 or 5.9% to $4,522,000 during the 2005 quarter from $4,272,000 during the first quarter of 2004. Approximately half of the increase is due to the Company's use of a consulting firm to assist it in complying with the requirements of Section 404 of the Sarbanes-Oxley Act and $111,000 is due to the effect of foreign currency translation.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

Research, development and engineering expenses increased $234,000 or 25.9% to $1,137,000 during the 2005 quarter from $903,000 during the comparable 2004 quarter. The increase is due to the Company's new product development program, primarily the cost of outsourcing of certain engineering efforts and the addition of personnel, in order to meet an aggressive development schedule.

INTEREST  INCOME
----------------

Interest income increased to $53,000 during the 2005 quarter from $18,000 during the first quarter of 2004 due primarily to rising interest rates on invested cash.

INTEREST  EXPENSE
-----------------

Interest expense decreased to $36,000 during the quarter ended April 2, 2005 from $211,000 for the first quarter of 2004 due to a lower level of average outstanding debt during the 2005 quarter as well as the positive effect of the change in the fair value of interest rate swaps of $117,000 in 2005 versus the negative effect of the change in the fair value of interest rate swaps of $46,000 in the comparable 2004 quarter.

OTHER  INCOME  (EXPENSE),  NET
------------------------------

The following table details other income (expense), net for the three months ended April 2, 2005 and April 3, 2004 (in thousands):


                                                            Three Months Ended
                                                               April 2,    April 3,
                                                                 2005        2004
                                                  --------------------  ----------

Gain (loss) on foreign currency transactions (a)  $            32,000   $ (49,000)
Bank fees. . . . . . . . . . . . . . . . . . . .               (8,000)    (10,000)
Other, net . . . . . . . . . . . . . . . . . . .               (5,000)     (5,000)
                                                  --------------------  ----------
    Total other income (expense), net. . . . . .  $            19,000   $ (64,000)
                                                  ====================  ==========
     _______________________


(a) Realized foreign exchange gains and losses which relate primarily to the settlement of purchases in the normal course of business between the Company's United States and European operating companies.



INCOME  TAX  EXPENSE
--------------------

The decrease in the Company's effective income tax rate to 40.0% for the quarter ended April 2, 2005 from 43.9% for the first quarter of 2004 is due to the inability to carryback losses incurred by one of the Company's European subsidiaries in 2004 resulting in no financial tax benefit for those losses in last year's first quarter.

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

                                         Payments Due by Period
                                            (In thousands)
                                       -------------------------
Contractual obligations:

                                        Less than  1-3     4-5    More than

                                  Total. .1 Year  Years    Years    5 Years
-------------------------------  -------  -------  ------  --------
Long-term debt,
  obligations (a) . . . . . . .  $ 7,518  $ 1,746  $5,698  $     74  $  -
Operating lease obligations (b)    3,863      913   1,511       728   711
Purchase obligations(c) . . . .    7,558    7,437     121         -     -
Other long-term liabilities (d)      600       36     564         -     -
                                 -------  -------  ------  --------  ----
Total contractual cash
  Obligations . . . . . . . . .  $19,539  $10,132  $7,894  $    802  $711
                                 =======  =======  ======  ========  ====
_____________________


(a) Consists primarily of debt incurred for acquisitions financed under the Company's Bank Agreement and of notes due to the sellers of businesses acquired by the Company.
(b) Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of 99,750 ($188,000 at April 2, 2005). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of 45,000 ($85,000 at April 2, 2005).
(c) Primarily includes commitments for raw materials and services related to the Company's production of equipment at its various manufacturing facilities.
(d) Represents a contingent liability for an earnout related to the acquisition of RS Biotech provided a minimum number of units of CO2 Incubators are sold. The Company believes that the payment of such additional consideration is determinable beyond a reasonable doubt and as such has recorded the amount as a liability and as additional purchase price.



OPERATING  ACTIVITIES
---------------------

Cash and cash equivalents decreased $1,174,000 to $9,672,000 at April 2, 2005 from $10,846,000 at December 31, 2004. Net cash used in operating activities amounted to $1,014,000. The overall factors primarily affecting operating cash flows during the quarter ended April 2, 2005 were (i) an increase in accounts receivable, primarily in Europe where payments are slower than in the U.S., (ii) an increase in inventories due primarily to a buildup in preparation for the 2-week summer production shutdown and the production of some large fermentation equipment for delivery in the second quarter, (iii) an increase in prepaid expenses and other current assets, primarily insurance and taxes and (iv) a decrease in other liabilities, partially offset by (i) net income of $407,000 as adjusted for non-cash items such as depreciation and amortization, deferred income taxes and a gain from the change in fair value of interest rate swaps,
(ii) an increase in accounts payable and accrued expenses due primarily to an increase in sales commissions and the increase in inventories and (iii) an increase in advance payments from customers.

INVESTING  ACTIVITIES
---------------------

In the 2005 period, net cash used in investing activities of $188,000 was as a result of normal additions to property, plant and equipment.

FINANCING  ACTIVITIES
---------------------

In the 2005 period, cash flows provided by financing activities totaled $44,000 and primarily consisted of proceeds from the issue of shares under stock option plans that totaled $240,000 which was partially offset by repayments of long-term debt of $207,000.


BANK  AGREEMENT
---------------

The Company and Wachovia Bank, National Association (the "Bank") are parties to an agreement, which has had a number of amendments (the "Bank Agreement"), which expires on May 31, 2005, and which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The Company expects that the Bank Agreement will be renewed prior to its expiration date. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or Libor plus 125 basis points, at the discretion of the Company. At April 2, 2005, the Bank's prime rate was 5.75% and LIBOR was 2.87%.


Since the Bank Agreement requires that all borrowings be at variable interest rates, the Bank provides the Company with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At April 2, 2005 the Company had three interest rate swaps in place to fix the interest rates, primarily for debt incurred for acquisitions in 1999 and 2003.

All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at April 2, 2005 and currently anticipates to be in compliance with such covenants during the next 12 months.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in the Company's critical accounting policies during the three months ended April 2, 2005.

RECENTLY  ISSUED  ACCOUNTING  STANDARD
--------------------------------------

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS No. 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company was required to implement the proposed standard no later than July 1, 2005. The cumulative effect of adoption, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. On April 14, 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005, which would require the Company to adopt SFAS No. 123R effective January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans. Current estimates of option values using the Black Scholes method may not be indicative of results from valuation methodologies ultimately adopted.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The information required by Item 3 has been disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change in the disclosures regarding market risk.

Item  4.  Controls  and  Procedures
-----------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted by the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation as of the evaluation date, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the disclosure controls and procedures were effective. As previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, there existed a material weakness in the Company's disclosure controls and procedures in 2004 and prior years, as detailed below. In March 2005 the Company's Chief Executive Officer and Chief Financial Officer concluded that changes to the Company's internal control structure have been made which they believe remediate the weakness.

As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements and in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company announced on March 21, 2005, that it was restating its previously issued financial statements for the years ended December 31, 2001, 2002 and 2003, including the interim periods for 2003, and the first three interim periods of 2004, as a result of the misapplication of SFAS No. 133 as it applies to three interest rate swaps that were entered into in 1999 and 2004 to fix the interest rates on variable rate debt incurred primarily for acquisitions in 1999 and 2003.

These interest rate swaps were inadvertently not previously disclosed or accounted for nor were they properly designated as effective cash flow hedges. Accordingly, the accounting rules required the changes in the fair value of the swaps to be recorded as a component of interest expense in each period's statement of operations.

The only change in internal control for the quarter ended April 2, 2005 was a change in March 2005 to implement new internal controls that would highlight and appropriately account for and disclose interest rate swaps in accordance with the required accounting literature. Specifically, the Company's Controller, under the supervision of the Company's Chief Financial Officer, will be required to document the existence and purpose of each interest rate swap agreement that the Company has entered into or enters into in the future. Such documentation will be in accordance with SFAS No. 133 and will set forth the accounting and the disclosure required for such interest rate swaps in the Company's consolidated financial statements as required by SFAS No. 133. Such documentation will be reviewed and updated quarterly or more frequently as circumstances may warrant. Each quarter the Controller will provide a summary of the required accounting entries to the Chief Financial Officer for inclusion in the quarterly financial statement closing process. Furthermore, all new interest rate swap agreements or other derivative instruments can be entered into only by the Company's Chief Financial Officer with the approval of the Company's Chief Executive Officer and President and Chief Operating Officer (or the board of directors in certain circumstances) and may not be for speculative purposes. Periodic reporting to the board of directors, summarizing the status of all of the Company's derivative transactions will also be required. A formal written policy with regard to the foregoing is in the process of being developed.

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

PART  II  -  OTHER  INFORMATION

Item  6.   Exhibits  and  Reports  on  Form  8-K
------------------------------------------------

a)     Exhibits:

(3a) Restated Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit (4) to the Registrant's Registration Statement on Form S-8 on file with the commission (No. 33-15606), and with respect to two amendments to said Restated Certificate of Incorporation, to Exhibit (4b) of Registrant's Registration Statement on Form S-8 (No. 33-16024).

(3b) Restated By-Laws of the Company, as amended and restated is incorporated herein by reference to Exhibit (3b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

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

31(a)     Section  302  Certification  -  CEO
31(b)     Section  302  Certification  -  CFO
32     Section  906  Certifications


b)     Reports  on  Form  8-K  during  the  quarter  ended  April  2,  2005:

i)   Change  in  non  employee  director  fees.

ii)      Restatement  of  previously  issued  financial  statements

iii) 2004 year end earnings press release and executive bonuses granted for 2004.

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

                         NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.
                         --------------------------------------
                                         (Registrant)




Date:     May  4,  2005                    /s/  David  Freedman
                                           --------------------
                                           David  Freedman
                                           Chairman  and
                                           Chief  Executive  Officer




Date:     May  4,  2005                    /s/  Samuel  Eichenbaum
                                           -----------------------
                                          Samuel  Eichenbaum
                                          Vice  President,  Finance,
                                          Chief  Financial Officer and
                                          Treasurer
                                          (Principal  Accounting  Officer)

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




Date:  May  4,  2005               /s/  David  Freedman
                                   --------------------
                                   Chairman  and
                                   Chief  Executive  Officer

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



Date:  May  4,  2005               /s/  Samuel  Eichenbaum
                                   -----------------------
                                   Vice  President,  Finance,
                                   Chief  Financial  Officer  and  Treasurer

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

May  4,  2005                      /s/  David  Freedman
                                   --------------------
                                   Name:  David  Freedman
                                   Chairman  and
                                   Chief  Executive  Officer



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

May  4,  2005                      /s/  Samuel  Eichenbaum
                                   -----------------------
                                   Name:  Samuel  Eichenbaum
                                   Vice  President,  Finance,
                                   Chief  Financial  Officer  and  Treasurer


A signed original of this written statement required by Section 906 has been provided to New Brunswick Scientific Co., Inc. and will be retained by New Brunswick Scientific Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.