Form 10-K/A
period 2004-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2005-07-29
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-K 405/A NO. 1

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

The EXHIBITS INDEX is on Page 3.

                            EXPLANATION OF AMENDMENT


This Amendment No. 1 on Form 10-K 405/A ("Form 10-K 405/A") to the Company's Annual Report on Form 10-K 405 for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission on March 31, 2005 ("Original Filing"), is being filed to amend and revise the discussion under the heading of
"Item 9A   Conclusions About Effectiveness of Disclosure Controls in the
Original Filing".

This Form 10-K 405/A only amends and restates Item 9A of the Original Filing, and none of the other text of the Original Filing is repeated here.

The amended information in this Form 10-K 405/A continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC.


ITEM 9A     CONCLUSIONS ABOUT EFFECTIVENESS OF DISCLOSURE CONTROLS

     The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company's Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective due to the material weakness discussed below.

     The Company's disclosure controls and procedures associated with the selection and application of accounting policies relating to interest rate swap agreements for purposes of preparing its annual and interim financial statements were not adequate in light of the requirements of Statement of Financial
Accounting Standards  No. 133.   "Accounting for Derivative Instruments and
Hedging Activities" as it applied to three interest rate swap agreements to hedge the variability of cash flows of floating interest rate debt. As a result, the Company restated its financial statements and selected financial data for the years ended December 31, 2001, 2002 and 2003 and for the 2003 and 2004 quarters through October 2, 2004, in the Company's Form 10-K for the year ended December 31, 2004. The Company remedied this material weakness in March, 2005 by establishing new disclosure controls and procedures to identify, appropriately account for and disclose interest rate swap agreements and other derivatives in accordance with the required accounting principles. See Note 2 to Consolidated Financial Statements and the introductory paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  EXHIBIT INDEX
                                  -------------


(31)     Certification  of  Samuel  Eichenbaum  appears  on  Page  4.

(31)     Certification  of  David  Freedman  appears  on  Page  5.

(32) Certifications of David Freedman and Samuel Eichenbaum appear on Page 6.

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

Date:  July  27,  2005             /s/  Samuel  Eichenbaum
                                   -----------------------
                                   Vice  President,  Finance,
                                   Chief  Financial  Officer  and  Treasurer

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

Date:  July  27,  2005             /s/  David  Freedman
                                   --------------------
                                   Chairman  and  Chief  Executive  Officer

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

July  27,  2005                   /s/  David  Freedman
                                  --------------------
                                  Name:  David  Freedman
                                  Chairman  and
                                  Chief  Executive  Officer


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

July 27, 2005                      /s/ Samuel Eichenbaum
                                   ---------------------
                                   Name:  Samuel  Eichenbaum
                                   Vice  President,  Finance,
                                     Chief  Financial  Officer  and  Treasurer

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


          NEW  BRUNSWICK  SCIENTIFIC  CO.,  INC.


Dated:  July  29,  2005     By:    /s/  Samuel  Eichenbaum
                                   -----------------------
                                   Samuel  Eichenbaum
                                   Vice  President,  Finance,
                                   Chief  Financial  Officer  and  Treasurer