Form 10-Q
period 2005-07-02
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2005-08-10
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended July 2, 2005     Commission File No. 0-6994
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



There are 8,995,515 Common shares outstanding as of July 29, 2005.



                      NEW BRUNSWICK SCIENTIFIC CO., INC.

                                   Index
                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements (unaudited)

        Consolidated Balance Sheets - July 2, 2005 and December 31, 2004        3

        Consolidated Statements of Operations - Three and Six Months Ended
          July 2, 2005 and July 3, 2004                                         4

        Consolidated Statements of Cash Flows -
          Six Months Ended July 2, 2005 and July 3, 2004                        5

       Consolidated Statements of Comprehensive (Loss) Income -
         Three and Six Months Ended July 2, 2005 and July 3, 2004               6

       Notes to Unaudited Consolidated Financial Statements                     7

       Item 2.  Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                    13

       Item 3.  Qualitative and Quantitative Disclosures about Market Risk     19

       Item 4.  Controls and Procedures                                        19

PART II - OTHER INFORMATION
       Item 4.  Submission of Matters to a Vote of Security Holders            21
       Item 6.  Exhibits and Reports and Form 8-K                              21
       Signatures                                                              22
       Exhibit 31(a)
       Exhibit 31(b)
       Exhibit 32



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

PART I -  FINANCIAL INFORMATION

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                     ASSETS
                                     ------

                                             July 2,     December 31,
                                             2005           2004
                                           -----------     ----------
Current Assets:
     Cash and cash equivalents               $10,347          $10,846
     Accounts receivable, net                  9,103           11,332
     Inventories:
          Raw materials and sub-assemblies     7,483            6,914
          Work-in-process                      2,556            1,366
          Finished goods                       3,636            3,859
                                             -------          -------
               Total inventories              13,675           12,139
     Deferred income taxes                     1,076            1,089
     Prepaid expenses and other current assets 1,424            1,143
                                             -------          -------

          Total current assets                35,625           36,549
                                              ------           ------

Property, plant and equipment, net             6,055            6,495
Goodwill                                       8,082            8,769
Other assets                                   1,932            1,982
                                              ------           ------

         Total assets                        $51,694          $53,795
                                              ======           ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
     Current installments of long-term debt  $ 1,684          $ 1,759
     Accounts payable and accrued expenses     7,060            7,592
                                             -------          -------
          Total current liabilities            8,744            9,351
                                             -------          -------

Long-term debt, net of current installments    5,594            6,022

Other liabilities                              2,117            2,467
                                             -------          -------
          Total liabilities                   16,455           17,840

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.0625 par;
      authorized 25,000,000 shares; issued
      and outstanding,
      2005 - 8,990,262 and 2004 - 8,866,262      562             554
     Capital in excess of par                 53,333          52,793
     Accumulated deficit                     (16,852)        (17,263)
     Accumulated other comprehensive loss     (1,792)           (106)
     Notes receivable from exercise of
      stock options                              (12)            (23)
                                              ------          -------
          Total shareholders' equity          35,239          35,955
                                              ------          ------

          Total liabilities and
           shareholders' equity              $51,694         $53,795
                                              ======          ======

See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended                         Six Months Ended
                                                                 July 2,             July 3,    July 2,       July 3,
                                                                   2005                2004       2005          2004
                                                    --------------------  ------------------  ---------  ------------
                                                                                 Restated(1)              Restated(1)

Net sales                                           $            15,180   $          14,905   $ 31,288   $    29,527

Operating costs and expenses:
  Cost of sales                                                   9,267               8,883     19,073        17,574
  Selling, general and administrative expenses                    4,601               4,431      9,123         8,703
  Research, development and engineering expenses                  1,239                 973      2,376         1,876
                                                    --------------------  ------------------  ---------  ------------

    Total operating costs and expenses                           15,107              14,287     30,572        28,153
                                                    --------------------  ------------------  ---------  ------------

Income from operations                                               73                 618        716         1,374

Other income (expense):
  Interest income                                                    58                  17        111            35
  Interest (expense) credit                                        (145)                 56       (181)         (155)
  Other, net                                                          2                  (5)        21           (69)
                                                    --------------------  ------------------  ---------  ------------
                                                                    (85)                 68        (49)         (189)
                                                    --------------------  ------------------  ---------  ------------

(Loss) income before income tax  (benefit) expense                  (12)                686        667         1,185
Income tax  (benefit) expense                                       (16)                254        256           473
                                                    --------------------  ------------------  ---------  ------------
Net income                                          $                 4   $             432   $    411   $       712
                                                    ====================  ==================  =========  ============

Basic income per share                              $              0.00   $            0.05   $   0.05   $      0.08
                                                    ====================  ==================  =========  ============
Diluted income per share                            $              0.00   $            0.05   $   0.05   $      0.08
                                                    ====================  ==================  =========  ============

Basic weighted average number of shares
   outstanding                                                    8,951               8,714      8,922         8,681
                                                    ====================  ==================  =========  ============
Diluted weighted average number of shares
   outstanding                                                    9,002               8,882      8,988         8,837
                                                    ====================  ==================  =========  ============



(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited
   Consolidated Financial Statements.



   See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                          July 2,       July 3,
                                                                                            2005          2004
                                                                               ------------------  ------------
Cash flows from operating activities:                                                              Restated(1)
Net income                                                                     $             411   $       712
Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                         628           681
       Deferred income taxes                                                                  51            72
       Change in fair value of interest rate swaps                                          (116)         (180)
Change in related balance sheet accounts:
      Accounts and notes receivable                                                        1,724           396
      Inventories                                                                         (1,886)       (1,492)
      Prepaid expenses and other current assets                                             (339)         (165)
      Other assets and goodwill                                                             (295)          (60)
      Accounts payable and accrued expenses                                                 (396)          190
      Advance payments from customers                                                        254            (8)
      Other liabilities                                                                     (285)         (185)
                                                                               ------------------  ------------
Net cash used in operating activities                                                       (249)          (39)
                                                                               ------------------  ------------

Cash flows used in investing activities:
      Additions to property, plant and equipment                                            (318)         (410)
      Proceeds from sale of equipment                                                          -            32
                                                                               ------------------  ------------
Net cash used in investing activities                                                       (318)         (378)
                                                                               ------------------  ------------

Cash flows from financing activities:
      Repayments of long-term debt                                                          (336)         (428)
      Proceeds from issue of shares under stock purchase and option plans                    444           412
      Payments on notes receivable related to exercised stock options                         11            11
                                                                               ------------------  ------------
Net cash provided by (used in) financing activities                                          119            (5)
                                                                               ------------------  ------------

Net effect of exchange rate changes on cash                                                 ( 51)            3
                                                                               ------------------  ------------
Net decrease in cash and cash equivalents                                                   (499)         (419)
Cash and cash equivalents at beginning of period                                          10,846        10,536
                                                                               ------------------  ------------
Cash and cash equivalents at end of period                                     $          10,347   $    10,117
                                                                               ==================  ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                                                 $             285   $       381
      Income taxes                                                             $             731   $       529


(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited Consolidated
Financial Statements.
   See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)
                                   (Unaudited)


                                                           Three Months Ended             Six months Ended
                                                           July 2,              July 3,   July 2,        July 3,
                                                             2005                 2004      2005           2004
                                              --------------------  ------------------  ---------  ------------
                                                                    Restated(1)                    Restated(1)
Net income                                    $                 4   $              432  $    411   $        712
Other comprehensive (loss) income:
 Foreign currency translation adjustment                   (1,125)                 174    (1,686)           342
                                                               (1)
                                              --------------------
 Change in fair value of interest rate swaps                                         -        (1)             -
                                                                    ------------------  ---------  ------------
Comprehensive (loss) income                   $            (1,122)  $              606  $ (1,276)  $      1,054
                                              ====================  ==================  =========  ============



























(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited
   Consolidated Financial Statements.



    See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of July 2, 2005 and the results of its operations for the three and six months ended July 2, 2005 and July 3, 2004 and its cash flows for the six months ended July 2, 2005 and July 3, 2004. Interim results may not be indicative of the results that may be expected for the year.

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

The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated statements of operations for the three and six months ended July 3, 2004 (in thousands):


                                                               Three Months Ended July 3, 2004
                                                               -------------------------------
                                    Previously                                          As
                                                                                        -------------------------------
                                    Reported                           Adjustments(1)   Restated
                                    ---------------------------------  ---------------  -------------------------------
Income from operations              $                            618   $             -  $                          618
Other income (expense):
  Interest income                                                 17                 -                              17
  Interest expense                                              (170)              226                              56
  Other expense, net                                              (5)                -                              (5)
                                                                       ---------------  -------------------------------
                                                                (158)              226                              68
                                                                       ---------------  -------------------------------

Income before income  tax expense
  (benefit)                                                      460               226                             686
Income tax expense (benefit)                                     164                90                             254
                                                                       ---------------  -------------------------------

Net income                          $                            296   $           136  $                          432
                                    =================================  ===============  ===============================

Basic income per share              $                           0.03   $          0.02  $                         0.05
                                    =================================  ===============  ===============================
Diluted income per share            $                           0.03   $          0.02  $                         0.05
                                    =================================  ===============  ===============================
Basic weighted average number
  of  shares outstanding                                       8,714             8,714                           8,714
                                    =================================  ===============  ===============================
Diluted weighted average number
  of shares outstanding                                        8,882             8,882                           8,882
                                    =================================  ===============  ===============================


                                          Six Months Ended July 3, 2005
                                    -------------------------------------------
                                    Previously
                                    Reported      Adjustments(1)   As Restated
                                    ------------  ---------------  -------------
Income from operations              $     1,374   $             -  $      1,374
Other income (expense):
  Interest income                            35                 -            35
  Interest expense                         (335)              180          (155)
  Other expense, net                        (69)                -           (69)

                                           (369)              180          (189)


Income before income  tax expense
  (benefit)                               1,005               180         1,185
Income tax expense (benefit)                401                72           473


Net income                          $       604   $           108  $        712
                                                  ===============  =============

Basic income per share              $      0.07   $          0.01  $       0.08
                                    ============  ===============  =============
Diluted income per share            $      0.07   $          0.01  $       0.08
                                    ============  ===============  =============
Basic weighted average number
  of  shares outstanding                  8,681             8,681         8,681
                                    ============  ===============  =============
Diluted weighted average number
  of shares outstanding                   8,837             8,837         8,837
                                    ============  ===============  =============


(1) Reflects adjustments to interest expense and related deferred tax benefit to correct for the misapplication of SFAS No. 133 as it applies to interest rate swaps entered into in
    1999 and 2004 primarily to fix the interest rates on variable rate debt incurred for acquisitions in 1999 and 2003.



Note  3  -  Interest  rate  swaps:

On April 1, 2005 the Company put in place the required documentation as prescribed by SFAS No. 133 and designated its three interest rate swaps referred to in Note 2 above as effective interest rate hedges and will therefore avail itself of the hedge accounting rules for the remainder of the lives of the swaps. As such, the negative fair values of the swaps as of the designation date, which aggregated $146,000, will ultimately be recognized into income over the remaining lives of the interest rate swaps as ineffectiveness. On a going forward basis, we have for this past quarter and will continue to measure the ineffectiveness of the hedges based on the hypothetical derivative method as described in DIG Issue G-7. Hedge ineffectiveness measured each quarter will be recognized in operations. The effective changes in the fair value of the swaps subsequent to April 1, 2005 will be shown as an increase or decrease in other comprehensive income on the Company's balance sheet in accordance with the requirements of SFAS No. 133.

At July 2, 2005 the remaining negative fair values of the swaps had increased by $1,000 and aggregated $147,000. During the three and six months ended July 2, 2005 and July 3, 2004, respectively, the change in the fair value of the swap agreements recorded as a decrease to interest expense amounted to zero and $117,000, respectively, for the 2005 periods and $226,000 and $180,000, respectively, for the 2004 periods.

Note  4  -  Income  per  share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted income per share. The dilutive effect of stock options for the three and six month periods ended July 2, 2005 and July 3, 2004 is 50,668 and 66,115 shares, respectively, for the 2005 periods and 168,000 and 156,000 shares, respectively, for the 2004 periods. Stock options to purchase 153,700 and 151,500 shares of common stock are excluded from the income per share calculation for the three and six month periods ended July 2, 2005, respectively, because their inclusion would also be antidilutive. There were no options excluded from the calculation for the three and six month periods ended July 3, 2004.

Note  5  -  Long-term  debt  and  credit  agreement:

The Company and Wachovia Bank, National Association (the "Bank") are parties to an agreement, which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or Libor plus 125 basis points, at the discretion of the Company. At July 2, 2005, the Bank's prime rate was 6.25% and LIBOR was 3.34%.

All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at July 2, 2005.

The following amounts were outstanding and available under the Bank Agreement (in thousands):


                                          July 2, 2005                                December 31, 2004
                                          ---------------------------------------     -----------------
                                          Total
                                          Line        Available       Outstanding        Outstanding
                                          -------  --------------  --------------      ---------------
Acquisitions                              $10,000     $ 4,639         $5,361(a)           $5,634(a)
Equipment loans                             2,500       1,936            564(b)              646(b)
Working capital and
  letters of credit                         5,000       5,000              -                   9(c)
Foreign exchange
  transactions                             10,000      10,000              -                   -
                                          -------    --------         ------              ------
                                          $27,500     $21,575         $5,925              $6,289
                                          =======    ========         ======               =====


-----------------
(a)     $4,200,000  in  2005 and $4,366,000 in 2004 at fixed interest of 8% per annum and $1,161,000 in 2005 and $1,268,000 in
2004  at  fixed  interest  of  4.46%  per  annum  through  the  use  of  interest  rate  swap  agreements
(b)     Interest fixed at 4.14% per annum through the use of an interest rate swap agreement
(c)     Letters of credit



At July 2, 2005 and December 31, 2004, the interest rate swaps referred to above had aggregate negative fair values of $147,000 and $264,000, respectively, and are included in Other Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM
Cryo-Research Group. The notes bear interest at 6%. Accrued interest is payable annually and principal is payable in five equal annual installments which commenced in November 2003. At July 2, 2005 and December 31, 2004, the balance due on the notes was 150,000 ($265,000) and 150,000 ($288,000), respectively.

In November 2003, the Company issued notes in the amount of 975,000 ($1,645,000 at the date of acquisition) in connection with the acquisition of RS Biotech. The notes bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland. Principal is payable 487,500 on the first and second anniversary, respectively, of the acquisition. At July 2, 2005 and December 31, 2004, the balance due on the notes was 487,500 ($862,000) and 487,500 ($936,000), respectively.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At July 2, 2005, $88,000 and $121,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2004, $124,000 and $153,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note  6  -  Shareholders'  Equity:

At July 2, 2005, the Company has stock-based employee compensation plans, which it accounts for in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):


                                                  Three Months Ended                           Six Months Ended
                                                               July 2,              July 3,   July 2,       July 3,
                                                                 2005                 2004      2005          2004
                                                  --------------------  ------------------  --------  ------------
                                                                                Restated(1)            Restated(1)
Net income as reported                            $                 4   $              432  $    411  $        712

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects                   94                   86       173           157
                                                  --------------------  ------------------  --------  ------------
Pro forma net (loss) income                       $               (90)  $              346  $    238  $        555
                                                  ====================  ==================  ========  ============

(Loss) income per share:
  Basic-as reported                               $              0.00   $             0.05  $   0.05  $       0.08
                                                  ====================  ==================  ========  ============
  Basic-pro forma                                 $             (0.01)  $             0.04  $   0.03  $       0.06
                                                  ====================  ==================  ========  ============

  Diluted-as reported                             $              0.00   $             0.05  $   0.05  $       0.08
                                                  ====================  ==================  ========  ============
  Diluted-pro forma                               $             (0.01)  $             0.04  $   0.03  $       0.06
                                                  ====================  ==================  ========  ============


(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited
   Consolidated Financial Statements.




The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                      Three Months Ended           Six Months Ended
                                                    July 2,            July 3,    July 2,    July 3,
                                                      2005               2004       2005       2004
                                        ------------------  ------------------  ---------  ---------
Expected life (years)                   N/A                              6.0        6.0        6.0
Expected volatility                     N/A                             51.07%     40.35%     51.07%

Expected dividend yield                 N/A                                 -          -          -
Risk-free interest rate                 N/A                              4.85%      3.99%      4.85%

Weighed average fair value of options
  granted during the period             N/A                 $            6.07   $   6.14   $   6.07




Note  7  -  Pension  plan:

Components of net period benefit cost for the three and six months ended July 2, 2005 and July 3, 2004 are as follows (in thousands):


                                                   Three Months Ended           Six Months Ended
                                                  July 2,             July 3,    July 2,    July 3,
                                                    2005                2004       2005       2004
                                     --------------------  ------------------  ---------  ---------
Service cost                         $                88   $              95   $    176   $    190
Interest cost                                        124                 120        248        240
Expected return on plan assets                      (132)               (118)      (264)      (233)
Amortization of net obligation                         5                   5         10         10
Amortization of prior service costs                   (1)                 (1)        (2)        (2)
Amortization of net loss                              48                  54         96        108
                                     --------------------  ------------------  ---------  ---------
Net periodic pension cost            $               132   $             155   $    264   $    313
                                     ====================  ==================  =========  =========



The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expects to contribute $1,022,000 to its pension plan in 2005. As of July 2, 2005, $511,000 of contributions have been made.

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company for the three and six months ended July 2, 2005 and July 3, 2004 was $42,000 and $83,000, respectively for the 2005 periods and $35,000 and $73,000, respectively, for the 2004 periods.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The following is Management's Discussion and Analysis of significant factors that have affected the Company's operating results and financial condition during the three and six month periods ended July 2, 2005 and July 3, 2004, respectively, which should be read in conjunction with the Company's December 31, 2004 Form 10-K.

RESTATEMENT  OF  CONSOLIDATED  FINANCIAL  STATEMENTS

          As further described in Note 2 of the Notes to Unaudited Consolidated Financial Statements, on March 21, 2005, the Company announced that certain of its historical 2004 and earlier financial statements required restatement. Consequently, Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended July 3, 2004 is being restated.

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

NET  SALES
----------

The following table summarizes consolidated backlog, net orders and net sales for the three and six months ended July 2, 2005 and July 3, 2004 (in thousands of dollars):


                                   Three Months Ended
                                      July 2,   July 3, Decrease)        %
                                        2005      2004  Increase     Change
                         -------------------  --------  -----------  -------
Backlog -  beginning     $             7,987  $  9,884  $   (1,897)  (19.2)%
Add net orders received               16,198    14,735       1,463       9.9
Less net sales                        15,180    14,905         275       1.8
                         -------------------  --------  -----------  -------
Backlog - ending         $             9,005  $  9,714  $     (709)   (7.3)%
                         ===================  ========  ===========  =======




                                   Six Months Ended
                                    July 2,   July 3,   (Decrease)        %
                                      2005      2004     Increase    Change
                         -----------------  --------  -----------  -------
Backlog -  beginning     $           8,376  $  9,018  $     (642)   (7.1)%
Add net orders received             31,917    30,223       1,694       5.6
Less net sales                      31,288    29,527       1,761       6.0
                         -----------------  --------  -----------  -------
Backlog - ending         $           9,005  $  9,714  $     (709)   (7.3)%
                         =================  ========  ===========  =======



Net sales increased $275,000 or 1.8% to $15,180,000 for the three months ended July 2, 2005 from $14,905,000 in the prior year period with both U.S. and international sales each increasing slightly and the effect of foreign currency translation accounting for approximately half of the increase. For the six months ended July 2, 2005, net sales increased $1,761,000 or 6.0% to $31,288,000 from $29,527,000 for the first six months of 2004. The overall increase in sales for the 2005 six month period was due principally to higher shipments of fermentation equipment, ultra low temperature freezers and CO2 incubators. Also, the effect of foreign currency translation increased sales by $385,000. For the 2005 six month period sales in the U.S. declined 2.4% due to the continuing slowdown in purchases of research equipment by industry and government funded enterprises while international sales, with particular strength in Europe, increased 12.5%. Orders during the 2005 three and six month periods increased 9.9% and 5.6%, respectively, while backlog decreased 7.3%. The decrease in backlog is attributable to the shortening of lead times required to manufacture equipment as a result of the Company's continuing efforts to implement lean manufacturing techniques.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three and six months ended July 2, 2005 and July 3, 2004 (in thousands of dollars):



                            Three Months Ended             Six Months Ended
                            July 2,             July 3,    July 2,    July 3,
                              2005                2004       2005       2004
               --------------------  ------------------  ---------  ---------
Net sales      $            15,180   $          14,905   $ 31,288   $ 29,527
Cost of sales                9,267               8,883     19,073     17,574
               --------------------  ------------------  ---------  ---------
Gross profit   $             5,913   $           6,022   $ 12,215   $ 11,953
               ====================  ==================  =========  =========
Gross margin                  39.0%               40.4%      39.0%      40.5%
               ====================  ==================  =========  =========



The decrease in gross margin to 39.0% for the 2005 second quarter from 40.4% in the second quarter of 2004 and the decrease to 39.0% for the first six months of 2005 from 40.5% for the first six months of 2004 was due primarily to aggressive competitive discounting, less favorable product mix and the increased percentage of international sales, a portion of which are sold through dealers and distributors which require higher discounts than when sold on a direct basis as in the U.S. or to a large degree through the Company's European subsidiaries. For the six month period, gross margin decreases from these factors were partially offset by higher absorption of overhead as a result of the increased volume.

SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

Selling, general and administrative expenses increased $170,000 or 3.8% to $4,601,000 during the 2005 quarter from $4,431,000 during the second quarter of 2004 and increased $420,000 or 4.8% to $9,123,000 during the six months ended July 2, 2005 from $8,703,000 for the first six months of 2004. The increase during the second quarter of 2005 was primarily due to $61,000 of expenses related to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act (SOX 404) and $43,000 to the effect of foreign currency translation. The increase for the six month period ended July 2, 2005 from the comparable period of 2004 was primarily due to $189,000 related to complying with SOX 404 and $127,000 due to the effect of foreign currency translation.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

Research, development and engineering expenses increased $266,000 or 27.3% to $1,239,000 during the 2005 second quarter from $973,000 during the comparable

2004 quarter. For the 2005 six months, expenses increased $500,000 or 26.7% to $2,376,000 from $1,876,000 for the first six months of 2004. The increases for both periods are due to the Company's new product development program, primarily the cost of outsourcing of certain engineering efforts, the cost of prototypes and the addition of personnel, in order to meet an aggressive development schedule.

INTEREST INCOME
---------------

Interest income increased to $58,000 during the 2005 quarter from $17,000 during the second quarter of 2004 and increased to $111,000 during the 2005 six months from $35,000 for the first six months of 2004 due primarily to rising interest rates on invested cash.

INTEREST  EXPENSE
-----------------

Interest expense increased to $145,000 during the quarter ended July 2, 2005 from a negative interest amount of $56,000 for the second quarter of 2004 due to a lower level of average outstanding debt during the 2005 quarter as well as the positive effect of the change in the fair value of interest rate swaps of $226,000 in 2004 (reduction in interest expense) versus zero in the 2005 quarter. For the six month period ended July 2, 2005 interest expense increased to $181,000 from $155,000 for the comparable 2004 period due to the positive effect of interest rate swaps which amounted to $117,000 in the 2005 period compared with $180,000 in the 2004 period. Excluding the effect of the interest rate swaps, interest expense decreased $25,000 and $37,000 during the 2005 three and six month periods, respectively, due to the lower level of outstanding debt.

OTHER  INCOME  (EXPENSE),  NET
------------------------------

The following table details other income (expense), net for the three and six month periods ended July 2, 2005 and July 3, 2004 (in thousands):


                                                               Three Months Ended            Six Months Ended
                                                               July 2,             July 3,    July 2,    July 3,
                                                                 2005                2004       2005       2004
                                                  --------------------  ------------------  ---------  ---------

Gain (loss) on foreign currency transactions (a)  $                16   $              39   $     48   $    (10)
Bank fees                                                         (11)                (11)       (21)       (23)
Loss on sale of fixed assets                                        -                 (30)         -        (30)
Other, net                                                         (3)                 (3)        (6)        (6)
                                                  --------------------  ------------------  ---------  ---------
    Total other income (expense), net             $                 2   $              (5)  $     21   $    (69)
                                                  ====================  ==================  =========  =========
     _______________________


(a)      Realized  foreign  exchange  gains  and  losses  which  relate  primarily  to  the  settlement  of purchases  in  the  normal  course  of  business  between  the  Company's  United  States  and
European  operating  companies.

INCOME  TAX  EXPENSE
--------------------

For the Quarter ended July 2, 2005, the income tax benefit of $16,000 on a pretax loss of $12,000 resulted from a slight decrease in the expected effective tax rate for the year, based on projected U.S. and foreign results, as calculated at July 2, 2005. The decrease in the Company's effective income tax rate to 38.4% for the six months ended July 2, 2005 from 39.9% for the first six months of 2004 is due to the higher ratio of income in 2005 from the Company's European subsidiaries to its total income and the related effect of lower foreign income tax rates than the Company's effective U.S. income tax rate.

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


                                                            Payments Due by Period
                                                                (In thousands)
                                                           ------------------------
Contractual obligations:
                                                            Less than     1-3     4-5   More than
                                                    Total      1 Year   Years   Years     5 Years
                                 ------------------------  ----------  ------  ------  ----------
Long-term debt,
  obligations (a)                $                  7,278  $    1,684  $5,534  $   60  $        -
Operating lease obligations (b)                     3,519         815   1,462     625         617
Purchase obligations(c)                             6,852       6,716     136       -           -
Other long-term liabilities (d)                       530           -     530       -           -
                                 ------------------------  ----------  ------  ------  ----------
Total contractual cash
  Obligations                    $                 18,179  $    9,215  $7,662  $  685  $      617
                                 ========================  ==========  ======  ======  ==========




(a)     Consists  primarily  of  debt incurred for acquisitions financed under the Company's Bank
Agreement  and  of  notes  due  to  the  sellers  of  businesses  acquired  by  the  Company.
(b)     Primarily  reflects  (on  a  gross basis before sublet income) lease obligations for five premises  in  the  United  Kingdom, two of which have been sublet. Both of the subleased premises have  been  sublet  for the entire terms of their leases. One has a lease expiration date of 2014 and  an  annual  rental  of  99,750  ($176,000 at July 2, 2005). The second sublet premises has a lease  expiration date of  September 28, 2009 and an annual rental of  45,000 ($80,000 at July 2,
2005).
(c)     Primarily includes commitments for raw materials and services related to the Company's production of equipment at its various manufacturing facilities.
(d)     Represents a contingent liability for an earnout related to the acquisition of RS Biotech provided a minimum number of units of CO2 Incubators are sold.  The Company believes that the payment of such additional consideration is determinable beyond a reasonable doubt and as such has recorded the amount as a liability and as additional purchase price.

OPERATING ACTIVITIES
--------------------

Cash and cash equivalents decreased $499,000 to $10,347,000 at July 2, 2005 from $10,846,000 at December 31, 2004. Net cash used in operating activities amounted to $249,000. The overall factors primarily affecting operating cash flows during the six month period ended July 2, 2005 were (i) an increase in inventories due primarily to a buildup in preparation for the 2-week summer production shutdown, preparation for the release of new products and the production of some large fermentation equipment for delivery in the third quarter, (ii) an increase in prepaid expenses and other current assets, primarily insurance and taxes, (iii) a decrease in accounts payable and accrued liabilities, and (iv) a decrease in other liabilities, partially offset by (i) net income of $411,000 as adjusted for non-cash items such as depreciation and amortization, deferred income taxes and a gain from the change in fair value of interest rate swaps, (ii) a decrease in accounts and notes receivable, and (iii) an increase in advance payments from customers.

INVESTING ACTIVITIES
--------------------

In the 2005 period, net cash used in investing activities of $318,000 was as a result of normal additions to property, plant and equipment.

FINANCING  ACTIVITIES
---------------------

In the 2005 period, cash flows provided by financing activities totaled $119,000 and primarily consisted of proceeds from the issue of shares under stock purchase and option plans that totaled $444,000, which was partially offset by repayments of long-term debt of $336,000.


BANK  AGREEMENT
---------------

The Company and Wachovia Bank, National Association (the "Bank") are parties to an agreement, which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or Libor plus 125 basis points, at the discretion of the Company. At July 2, 2005, the Bank's prime rate was 6.25% and LIBOR was 3.34%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the Bank provides the Company with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At July 2, 2005 the Company had three interest rate swaps in place to fix the interest rates, primarily for debt incurred for acquisitions in 1999 and 2003.

All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at July 2, 2005 and currently anticipates to be in compliance with such covenants during the next 12 months.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in the Company's critical accounting policies during the six months ended July 2, 2005.

RECENTLY ISSUED ACCOUNTING STANDARD
-----------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

The information required by Item 3 has been disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change in the disclosures regarding market risk.

 Item  4.  Controls  and  Procedures
 -----------------------------------

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
----------------------------------------------------------------------

a)     The Company's held its annual meeting on May 26, 2005

            c)   The following matters were voted upon at the annual meeting:
(i)     To elect three Class III directors of the Company to terms of three years and one Class I director of the Company to a term of one year.
            The votes cast for each director were as follows:
                                                 For            Withheld
                                                 ---            --------
Class III directors-
                 David Freedman                  7,358,606       469,861
                 Dr. Jerome Birnbaum             7,393,882       434,585
                 James T. Orcutt                 7,411,406       417,061

Class I director-
                 Kenneth Freedman                6,691,753     1,136,714

(ii) To approve amendments to the Company's Employee Stock Purchase Plan. The votes cast were as follows:
      Approve        Disapprove        Abstain          Broker Nonvotes
      -------        ----------        -------          ---------------
     4,889,586           129,684          19,578               2,789,256

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

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

(10) New Brunswick Scientific Co., Inc. Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Item 2 of Registrant's Proxy Statement filed with the Commission on April 17, 2005

31(a)     Section 302 Certification - CEO
31(b)     Section 302 Certification - CFO
32     Section 906 Certifications

b)     Reports on Form 8-K during the quarter ended July 2, 2005:
i)     Earnings  press  release  for  the  three  months  ended  April  2, 2005.
ii)    Press release announcing the introduction of new products.

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

                         NEW BRUNSWICK SCIENTIFIC CO., INC.
                         ----------------------------------
                                         (Registrant)


Date:     August 10, 2005          /s/ David Freedman
                                   ------------------
                                   David Freedman
                                   Chairman and
                                   Chief Executive Officer


Date:     August 10, 2005          /s/ Samuel Eichenbaum
                                   ---------------------
                                   Samuel Eichenbaum
                                   Vice President, Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Accounting Officer)