Form 10-Q
period 2005-10-01
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2005-11-09
CIK 71241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended October 1, 2005     Commission File No. 0-6994
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

Indicate  by  checkmark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes       No  X
                                                     -


There are 9,002,973 Common shares outstanding as of October 26, 2005.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index




PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements (unaudited)

        Consolidated Balance Sheets - October 1, 2005 and December 31, 2004    3

        Consolidated Statements of Operations - Three and Nine Months Ended
          October 1, 2005 and October 2, 2004                                  4

        Consolidated Statements of Cash Flows -
          Nine Months Ended October 1, 2005 and October 2, 2004                5

       Consolidated Statements of Comprehensive Income (Loss) -
         Three and Nine Months Ended October 1, 2005 and October 2, 2004       6

       Notes to Unaudited Consolidated Financial Statements                    7

       Item 2.  Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                   13

       Item 3.  Qualitative and Quantitative Disclosures about Market Risk    20

       Item 4.  Controls and Procedures                                       20

PART II

 Item 5.   Other Information                                                  21

       Item 6.  Exhibits and Reports and Form 8-K                             21
       Signatures                                                             22
       Exhibit 31(a)                                                          23
       Exhibit 31(b)                                                          24
       Exhibit 32                                                             25



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

PART I -  FINANCIAL INFORMATION

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                     ASSETS
                                     ------
                                                     October 1,     December 31,
                                                        2005           2004
                                                      -----------     ----------
Current Assets:
     Cash and cash equivalents                        $11,171          $10,846
     Accounts receivable, net                           9,672           11,332
     Inventories:
          Raw materials and sub-assemblies              8,157            6,914
          Work-in-process                               2,664            1,366
          Finished goods                                3,314            3,859
                                                      -------          -------
               Total inventories                       14,135           12,139
     Deferred income taxes                              1,071            1,089
     Prepaid expenses and other current assets          1,623            1,143
                                                      -------          -------

          Total current assets                         37,672           36,549
                                                       ------           ------

Property, plant and equipment, net                      6,010            6,495
Goodwill                                                8,062            8,769
Other assets                                            1,878            1,982
                                                       ------            -----

         Total assets                                 $53,622          $53,795
                                                      =======           ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
     Current installments of long-term debt           $ 1,687          $ 1,759
     Accounts payable and accrued expenses              8,868            7,592
                                                      -------          -------
          Total current liabilities                    10,555            9,351
                                                       ------          -------

Long-term debt, net of current installments             5,438            6,022

Other liabilities                                       1,677            2,467
                                                      -------          -------
          Total liabilities                            17,670           17,840

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.0625 par;
      authorized 25,000,000 shares; issued and outstanding,
      2005 - 9,001,120 and 2004 - 8,866,262               563              554
     Capital in excess of par                          53,390           52,793
     Accumulated deficit                              (16,019)         (17,263)
     Accumulated other comprehensive loss              (1,970)            (106)
     Notes receivable from exercise of stock options      (12)             (23)
                                                       ------           ------
          Total shareholders' equity                   35,952           35,955
                                                       ------           ------

          Total liabilities and shareholders' equity  $53,622          $53,795
                                                       ======           ======

See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended       Nine Months Ended

                                                   Oct. 1,     Oct. 2,      Oct. 1,     Oct. 2,
                                                    2005         2004        2005         2004
                                                  ---------  ------------  ---------  ------------
                                                             Restated(1)              Restated(1)

Net sales                                         $ 16,137   $    15,192   $ 47,425   $    44,719

Operating costs and expenses:
  Cost of sales                                      9,352         9,223     28,425        26,797
  Selling, general and administrative expenses       4,279         4,540     13,402        13,243
  Research, development and engineering expenses     1,170           902      3,546         2,778
                                                  ---------  ------------  ---------  ------------

    Total operating costs and expenses              14,801        14,665     45,373        42,818
                                                  ---------  ------------  ---------  ------------

Income from operations                               1,336           527      2,052         1,901

Other income (expense):
  Interest income                                       69            22        180            57
  Interest expense                                     (86)         (173)      (267)         (328)
  Other, net                                            34            (1)        55           (70)
                                                  ---------  ------------  ---------  ------------
                                                        17          (152)       (32)         (341)
                                                  ---------  ------------  ---------  ------------

Income before income tax  expense                    1,353           375      2,020         1,560
Income tax  expense                                    520           146        776           619
                                                  ---------  ------------  ---------  ------------
Net income                                        $    833   $       229   $  1,244   $       941
                                                  =========  ============  =========  ============

Basic income per share                            $   0.09   $      0.03   $   0.14   $      0.11
                                                  =========  ============  =========  ============
Diluted income per share                          $   0.09   $      0.03   $   0.14   $      0.11
                                                  =========  ============  =========  ============
Basic weighted average number of shares
   outstanding                                       8,996         8,768      8,945         8,709
                                                  =========  ============  =========  ============
Diluted weighted average number of shares
   outstanding                                       9,048         8,899      9,003         8,857
                                                  =========  ============  =========  ============



(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited
   Consolidated Financial Statements.


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Nine Months Ended

                                                                            Oct. 1,     Oct. 2,
                                                                             2005         2004
                                                                           ---------  ------------
Cash flows from operating activities:                                                 Restated(1)
Net income                                                                 $  1,244   $       941
Adjustments to reconcile net income to net cash provided by
  operating activities:
       Depreciation and amortization                                            959         1,052
       Deferred income taxes                                                     72            69
       Change in fair value of interest rate swaps                             (187)         (172)
Change in related balance sheet accounts:
      Accounts and notes receivable                                           1,096          (182)
      Inventories                                                            (2,387)       (1,554)
      Prepaid expenses and other current assets                                (541)          (37)
      Other assets and goodwill                                                (349)           75
      Accounts payable and accrued expenses                                   1,224           281
      Advance payments from customers                                           476           118
      Other liabilities                                                        (675)         (555)
                                                                           ---------  ------------
Net cash provided by operating activities                                       932            36
                                                                           ---------  ------------

Cash flows used in investing activities:
      Additions to property, plant and equipment                               (592)         (748)
      Proceeds from sale of equipment                                             -            32
                                                                           ---------  ------------
Net cash used in investing activities                                          (592)         (716)
                                                                           ---------  ------------

Cash flows from financing activities:
      Repayments of long-term debt                                             (469)         (620)
      Proceeds from issue of shares under stock purchase and option plans       500           538
      Payments on notes receivable related to exercised stock options            11            11
                                                                           ---------  ------------
Net cash provided by (used in) financing activities                              42           (71)
                                                                           ---------  ------------

Net effect of exchange rate changes on cash                                     (57)           (3)
                                                                           ---------  ------------
Net increase (decrease) in cash and cash equivalents                            325          (754)
Cash and cash equivalents at beginning of period                             10,846        10,536
                                                                           ---------  ------------
Cash and cash equivalents at end of period                                 $ 11,171   $     9,782
                                                                           =========  ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                                             $    411   $       488
      Income taxes                                                         $    750   $     1,118

(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited
Consolidated Financial Statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                                 Three Months Ended     Nine months Ended
                                              Oct. 1,     Oct. 2,     Oct. 1,     Oct. 2,
                                                2005       2004        2005        2004
                                               ------  ------------  --------  ------------
                                                       Restated(1)             Restated(1)
Net income                                     $ 833   $       229   $ 1,244   $        941
Other comprehensive (loss) income:
 Foreign currency translation adjustment        (198)          (12)   (1,884)           330
 Change in fair value of interest rate swaps      21             -        20              -
                                               ------  ------------  --------  ------------
Comprehensive income (loss)                    $ 656   $       217   $  (620)  $      1,271
                                               ======  ============  ========  ============




























(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited
   Consolidated Financial Statements.



    See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of October 1, 2005 and the results of its operations for the three and nine months ended October 1, 2005 and October 2, 2004 and its cash flows for the nine months ended October 1, 2005 and October 2, 2004. Interim results may not be indicative of the results that may be expected for the year.

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

The following table presents the impact of the financial statement adjustments on the Company's previously reported consolidated statements of operations for the three and nine months ended October 2, 2004 (in thousands):

                                        Three Months Ended October 2, 2004        Nine Months Ended October 2, 2004
                                    reviously                        As     Previously                         As
                                     Reported   Adjustments(1)    Restated    Reported   Adjustments(1)       Restated
                                    ----------  ---------------  ----------  ----------  ---------------  -------------
Income from operations              $     527   $            -   $     527   $   1,901   $             -  $      1,901
Other income (expense):
  Interest income                          22                -          22          57                 -            57
  Interest expense                       (165)              (8)       (173)       (500)              172          (328)
  Other expense, net                       (1)               -          (1)        (70)                -           (70)
                                     ---------  ---------------  ----------  ----------    -------------   ------------
                                         (144)              (8)       (152)       (513)              172          (341)
                                     ---------  ---------------  ----------  ---------     -------------   ------------

Income before income  tax expense
  (benefit)                               383               (8)        375       1,388               172         1,560
Income tax expense (benefit)              149               (3)        146         550                69           619
                                    ----------  ---------------  ----------  ---------     -------------  ------------

Net income                          $     234   $           (5)  $     229   $     838   $           103  $        941
                                    ==========  ===============  ==========  =========   ===============  =============

Basic income per share              $    0.03   $         0.00   $    0.03   $    0.10   $          0.01  $       0.11
                                    ==========  ===============  ==========  ==========  ===============  =============
Diluted income per share            $    0.03   $         0.00   $    0.03   $    0.09   $          0.01  $       0.11
                                    ==========  ===============  ==========  ==========  ===============  =============
Basic weighted average number
  of  shares outstanding                8,768            8,768       8,768       8,709             8,709         8,709
                                    ==========  ===============  ==========  ==========  ===============  =============
Diluted weighted average number
  of shares outstanding                 8,899            8,899       8,899       8,857             8,857         8,857
                                    ==========  ===============  ==========  ==========  ===============  =============


(1) Reflects adjustments to interest expense and related deferred tax benefit to correct for the misapplication of SFAS No. 133 as it applies to interest rate swaps entered into in
    1999 and 2004 primarily to fix the interest rates on variable rate debt incurred for acquisitions in 1999 and 2003.



Note  3  -  Interest  rate  swaps:

On April 1, 2005 the Company put in place the required documentation as prescribed by SFAS No. 133 and designated its three interest rate swaps referred to in Note 2 above as effective interest rate hedges and will therefore avail itself of the hedge accounting rules for the remainder of the lives of the swaps. As such, the negative fair values of the swaps as of the designation date, which aggregated $146,000, will ultimately be recognized into income over the remaining lives of the interest rate swaps as ineffectiveness. Since April 1, 2005, the Company has measured and will continue to measure the ineffectiveness of the hedges based on the hypothetical derivative method as described in DIG Issue G-7. Hedge ineffectiveness measured each quarter will be recognized in operations. The effective changes in the fair value of the swaps subsequent to April 1, 2005 are shown as an increase or decrease in other comprehensive income on the Company's balance sheet in accordance with the requirements of SFAS No. 133.

At October 1, 2005 the remaining negative fair values of the swaps aggregated $76,000. During the three and nine months ended October 1, 2005 and October 2, 2004, respectively, the change in the fair value of the swap agreements recorded as an increase or (decrease) to interest expense amounted to $50,000 and $167,000, respectively, for the 2005 periods and $(8,000) and $172,000, respectively, for the 2004 periods.

Note  4  -  Income  per  share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by the Company using the treasury stock method. Antidilutive options are excluded from the calculation of diluted income per share. The dilutive effect of stock options for the three and nine month periods ended October 1, 2005 and October 2, 2004 is 52,000 and 58,000 shares, respectively, for the 2005 periods and 131,000 and 148,000 shares, respectively, for the 2004 periods. Stock options to purchase 154,000 shares of common stock are excluded from the income per share calculation for the three and nine month periods ended October 1, 2005, respectively, and stock options to purchase 15,000 shares of common stock are excluded from the income per share calculation for the three and nine month periods ended October 2, 2004, respectively, because their inclusion would be antidilutive.

Note  5  -  Long-term  debt  and  credit  agreement:

The Company and Wachovia Bank, National Association (the "Bank") are parties to an agreement, which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or LIBOR plus 125 basis points, at the discretion of the Company. At October 1, 2005, the Bank's prime rate was 6.75% and LIBOR was 3.86%.

All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at October 1, 2005.

The following amounts were outstanding and available under the Bank Agreement (in thousands):

                           October  1,  2005                 December  31,  2004
                    ------------------------                 -------------------
                          Total
                           Line     Available     Outstanding        Outstanding
                        -------     ---------     -----------        -----------
Acquisitions           $10,000      $  4,739       $5,261 (a)          $5,634(a)
Equipment  loans         2,500         1,978          522 (b)             646(b)
Working  capital  and
  letters  of  credit    5,000         4,971           29 (c)               9(c)
Foreign  exchange
  transactions          10,000        10,000            -                   -
                        ------        ------        ------              ------
                       $27,500       $21,688       $5,812              $6,289
                        ======        ======        =====               =====
     _____________________
(a)     $4,154,000  in  2005  and $4,366,000 in 2004 at fixed interest of 8% per annum  and  $1,107,000 in 2005 and $1,268,000 in 2004 at fixed interest of 4.46%
per  annum  through  the  use  of  interest  rate  swap  agreements
(b) Interest fixed at 4.14% per annum through the use of an interest rate swap agreement
(c)     Letters of credit

At October 1, 2005 and December 31, 2004, the interest rate swaps referred to above had aggregate negative fair values of $76,000 and $264,000, respectively, and are included in Other Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, the Company issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM
Cryo-Research Group. The notes bear interest at 6%. Accrued interest is payable annually and principal is payable in five equal annual installments which commenced in November 2003. At October 1, 2005 and December 31, 2004, the balance due on the notes was 150,000 ($265,000) and 150,000 ($288,000), respectively.

In November 2003, the Company issued notes in the amount of 975,000 ($1,645,000 at the date of acquisition) in connection with the acquisition of RS Biotech. The notes bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland. Principal is payable 487,500 on the first and second anniversary, respectively, of the acquisition. At October 1, 2005 and
December 31, 2004, the balance due on the notes was 487,500 ($860,000) and 487,500 ($936,000), respectively.

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At October 1, 2005, $89,000 and $115,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2004, $124,000 and $153,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note  6  -  Shareholders'  Equity:

At October 1, 2005, the Company has stock-based employee compensation plans, which it accounts for in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.

The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                               Three Months Ended        Nine Months Ended
                                                 Oct. 1,     Oct. 2,   Oct. 1,    Oct. 2,

                                                  2005       2004       2005       2004
                                                  -----  ------------  ------  ------------
                                                         Restated(1)           Restated(1)
Net income as reported                            $ 833  $        229  $1,244  $        941

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects     59            61     232           218
                                                  -----  ------------  ------  ------------
Pro forma net income                              $ 774  $        168  $1,012  $        723
                                                  =====  ============  ======  ============

Income per share:
  Basic-as reported                               $0.09  $       0.03  $ 0.14  $       0.11
                                                  =====  ============  ======  ============
  Basic-pro forma                                 $0.09  $       0.02  $ 0.11  $       0.08
                                                  =====  ============  ======  ============

  Diluted-as reported                             $0.09  $       0.03  $ 0.14  $       0.11
                                                  =====  ============  ======  ============
  Diluted-pro forma                               $0.09  $       0.02  $ 0.11  $       0.08
                                                  =====  ============  ======  ============


(1)See Note 2, "Restatement of Consolidated Financial Statements" of the Notes to Unaudited
   Consolidated Financial Statements.




The fair value of each stock option granted during the period is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                Three Months Ended  Nine Months Ended
                                     Oct. 1, Oct. 2, Oct. 1, Oct. 2,

                                        2005  2004   2005     2004
                                        ----  ----  -------  -------
Expected life (years)                   N/A   N/A      6.0      6.0
Expected volatility                     N/A   N/A    40.35%   51.07%

Expected dividend yield                 N/A   N/A        -        -
Risk-free interest rate                 N/A   N/A     3.99%    4.85%

Weighed average fair value of options
  granted during the period             N/A   N/A   $ 6.14   $ 6.07




Note  7  -  Pension  plan:

Components of net periodic benefit cost for the three and nine months ended October 1, 2005 and October 2, 2004 are as follows (in thousands):

                                 Three Months Ended  Nine Months Ended
                                    Oct. 1,  Oct. 2, Oct. 1, Oct. 2,

                                      2005    2004    2005    2004
                                     ------  ------  ------  ------
Service cost                         $  88   $  95   $ 264   $ 285
Interest cost                          124     120     372     360
Expected return on plan assets        (132)   (118)   (396)   (351)
Amortization of net obligation           5       5      15      15
Amortization of prior service costs     (1)     (1)     (3)     (3)
Amortization of net loss                48      54     144     162
                                     ------  ------  ------  ------
Net periodic pension cost            $ 132   $ 155   $ 396   $ 468
                                     ======  ======  ======  ======



The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expects to contribute $1,022,000 to its pension plan in 2005. As of October 1, 2005, $767,000 of contributions have been made.

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company for the three and nine months ended October 1, 2005 and October 2, 2004 was $35,000 and $118,000, respectively, for the 2005 periods and $34,000 and $107,000, respectively, for the 2004 periods.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The following is Management's Discussion and Analysis of significant factors that have affected the Company's operating results and financial condition during the three and nine month periods ended October 1, 2005 and October 2, 2004, respectively, which should be read in conjunction with the Company's December 31, 2004 Form 10-K.

RESTATEMENT  OF  CONSOLIDATED  FINANCIAL  STATEMENTS

          As further described in Note 2 of the Notes to Unaudited Consolidated Financial Statements, on March 21, 2005, the Company announced that certain of its historical 2004 and earlier financial statements required restatement. Consequently, Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended October 2, 2004 reflect these restated results.

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

NET  SALES
----------

The following table summarizes consolidated backlog, net orders and net sales for the three and nine months ended October 1, 2005 and October 2, 2004 (in thousands of dollars):

                        Three Months Ended
                      October 1, October 2, (Decrease)     %
                          2005     2004     Increase   Change
                         -------  -------  ----------  -------
Backlog -  beginning     $ 9,005  $ 9,714  $    (709)    (7.3)
Add net orders received   17,967   14,800      3,167     21.4
Less net sales            16,137   15,192        945      6.2
                         -------  -------  ----------
Backlog - ending         $10,835  $ 9,322  $   1,513     16.2
                         =======  =======  ==========



                        Nine Months Ended
                      October 1, October 2, (Decrease)     %
                          2005     2004     Increase   Change
                         -------  -------  ----------  -------
Backlog -  beginning     $ 8,376  $ 9,018  $    (642)    (7.1)
Add net orders received   49,884   45,023      4,861     10.8
Less net sales            47,425   44,719      2,706      6.1
                         -------  -------  ----------
Backlog - ending         $10,835  $ 9,322  $   1,513     16.2
                         =======  =======  ==========



Net sales increased $945,000 or 6.2% to $16,137,000 for the three months ended October 1, 2005 from $15,192,000 in the prior year period with international sales increasing 11.8% while domestic sales remained flat. Due to the strengthening of the dollar during the quarter, the effect of foreign currency translation negatively affected sales during the quarter by $78,000 when compared with the third quarter of 2004. For the nine months ended October 1, 2005, net sales increased $2,706,000 or 6.1% to $47,425,000 from $44,719,000 for the first nine months of 2004. The overall increase in sales for the 2005 quarter and nine month periods was due principally to higher shipments of fermentation equipment, ultra low temperature freezers and CO2 incubators. Also, the effect of foreign currency translation increased sales by $342,000 during the 2005 nine month period. For the 2005 nine month period sales in the U.S. declined 1.6% due to the slowdown during the first half of the year in purchases of research equipment by industry and government funded enterprises while international sales increased 12.3%. Orders during the 2005 three and nine month periods increased 21.4% and 10.8%, respectively, and backlog increased 16.2%. The increase in backlog is attributable to an increase in orders for the Company's fermentation and freezer products during the last three months.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three and nine months ended October 1, 2005 and October 2, 2004 (in thousands of dollars):

               Three Months Ended     Nine Months Ended
             October 1, October 2, October 1, October 2,
                 2005      2004      2005      2004
               --------  --------  --------  --------
Net sales      $16,137   $15,192   $47,425   $44,719
Cost of sales    9,352     9,223    28,425    26,797
               --------  --------  --------  --------
Gross profit   $ 6,785   $ 5,969   $19,000   $17,922
               ========  ========  ========  ========
Gross margin      42.0%     39.3%     40.1%     40.1%
               ========  ========  ========  ========



The increase in gross margin to 42.0% for the 2005 third quarter from 39.3% in the third quarter of 2004 was due primarily to (i) a more favorable product mix;
(ii) most of the sales increase being direct sales to end-users for which the Company realizes greater margins than on sales to distributors and (iii) greater absorption of overhead due to the increase in volume. For the nine months, gross margin of 40.1% equaled the margin realized for the comparable 2004 period. However, margins of the Company's U.S. operations declined slightly due to the higher level of export sales through dealer organizations which carry lower margins than direct sales and competitive discounting, offset by higher margins realized by the Company's European sales subsidiaries and greater absorption of overhead due to the increase in volume.

SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

Selling, general and administrative expenses decreased $261,000 or 5.7% to $4,279,000 during the 2005 quarter from $4,540,000 during the third quarter of 2004 and increased $159,000 or 1.2% to $13,402,000 during the nine months ended October 1, 2005 from $13,243,000 for the first nine months of 2004. The decrease during the third quarter of 2005 was primarily due to the fact that expenses for the third quarter of 2004 included approximately $346,000 of severance costs related to the Company's European Managing Director. The increase for the nine month period ended October 1, 2005 from the comparable period of 2004 of $159,000 was primarily due to increases of $206,000 related to complying with SOX 404 and $187,000 due to the effect of foreign currency translation, offset by the reduction from the 2004 $346,000 severance described above.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

Research, development and engineering expenses increased $268,000 or 29.7% to $1,170,000 during the 2005 third quarter from $902,000 during the comparable 2004 quarter. For the 2005 nine months, expenses increased $768,000 or 27.6% to $3,546,000 from $2,778,000 for the first nine months of 2004. The increases for both periods are due to the Company's new product development program, primarily the cost of outsourcing of certain engineering efforts, the cost of prototypes and the addition of personnel in order to meet an aggressive development schedule.

INTEREST INCOME
---------------

Interest income increased to $69,000 during the 2005 quarter from $22,000 during the third quarter of 2004 and increased to $180,000 during the 2005 nine months from $57,000 for the first nine months of 2004 due primarily to rising interest rates on invested cash.

INTEREST  EXPENSE
-----------------

Interest expense decreased to $86,000 during the quarter ended October 1, 2005 from $173,000 for the third quarter of 2004 due to a lower level of average outstanding debt during the 2005 quarter as well as the positive effect of the change in the fair value of interest rate swaps of $8,000 in 2004 (increase in interest expense) versus $50,000 decrease in interest expense in the 2005 quarter. For the nine month period ended October 1, 2005 interest expense decreased to $267,000 from $328,000 for the comparable 2004 period due to a lower level of average outstanding debt. The positive effect of interest rate swaps amounted to $167,000 in the 2005 nine month period compared with $172,000 in the 2004 period.

OTHER  INCOME  (EXPENSE),  NET
------------------------------

The following table details other income (expense), net for the three and nine month periods ended October 1, 2005 and October 2, 2004 (in thousands):

                                       Three Months Ended Nine Months Ended
                                          Oct. 1, Oct. 2, Oct. 1, Oct. 2,
                                            2005    2004    2005    2004
                                           ------  ------  ------  ------

Gain on foreign currency transactions (a)  $  45   $  10   $  93   $   -
Bank fees                                     (9)    (11)    (30)    (34)
Gain (loss) on sale of fixed assets            -       2       -     (28)
Other, net                                    (2)     (2)     (8)     (8)
                                           ------  ------  ------  ------
    Total other income (expense), net      $  34   $  (1)  $  55   $ (70)
                                           ======  ======  ======  ======


(a) Realized foreign exchange gains and losses which relate primarily to the settlement of purchases in the normal course of business between the Company's United States and
European  operating  companies.




INCOME  TAX  EXPENSE
--------------------

For the quarter and nine months ended October 1, 2005, the Company's expected effective tax rate for the year, based on projected U.S. and foreign results, amounted to 38.4%. The decrease in the Company's effective income tax rate from 38.9% and 39.7% for the quarter and first nine months of 2004, respectively, is due to the higher ratio of income in 2005 from the Company's European subsidiaries to its total income and the related effect of lower foreign income tax rates than the Company's effective U.S. income tax rate.

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

                                Payments Due by Period
                                    (In thousands)
                                    --------------
Contractual  obligations:
                                         Less than  1-3     4-5   More than
                                  Total   1 Year   Years   Years   5 Years
                                 -------  -------  ------  ------  --------
Long-term debt,
  obligations (a)                $ 7,125  $ 1,687  $5,427  $   11  $      -
Operating lease obligations (b)    3,397      843   1,417     565       572
Purchase obligations(c)            6,592    6,185     407       -         -
Other long-term liabilities (d)      265        -     265       -         -
                                 -------  -------  ------  ------  --------
Total contractual cash
  Obligations                    $17,379  $ 8,715  $7,516  $  576  $    572
                                 =======  =======  ======  ======  ========


(a) Consists primarily of debt incurred for acquisitions financed under the Company's Bank Agreement and of notes due to the sellers of businesses acquired by the Company.
(b) Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of 99,750 ($176,000 at October 1, 2005). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of 45,000 ($79,000 at October 1, 2005).
(c) Primarily includes commitments for raw materials and services related to the Company's production of equipment at its various manufacturing facilities.
(d) Represents a contingent liability for an earnout related to the acquisition of RS Biotech provided a minimum number of units of CO2 Incubators are sold. The Company believes that the payment of such additional consideration is determinable beyond a reasonable doubt and as such has previously recorded the amount as a liability and as additional purchase price.

OPERATING ACTIVITIES
--------------------

Cash and cash equivalents increased $325,000 to $11,171,000 at October 1, 2005 from $10,846,000 at December 31, 2004. Net cash provided by operating activities amounted to $932,000. The overall factors primarily affecting operating cash flows during the nine month period ended October 1, 2005 were (i) actual net income of $1,244,000, which gets adjusted for non-cash items such as depreciation and amortization, deferred income taxes and a gain from the change in fair value of interest rate swaps, (ii) a decrease in accounts and notes receivable, (iii) an increase in accounts payable and accrued expenses and (iv) an increase in advance payments from customers partially offset by (i) an increase in inventories due primarily to preparation for the release of new products and to support the large increase in sales of CO2 incubators, (ii) an increase in prepaid expenses and other current assets, primarily insurance and taxes, and (iii) a decrease in other liabilities, primarily reduction in pension liability and a payment related to an earnout pertaining to the acquisition of R.S. Biotech in 2003. During the quarter ended October 1, 2005, the required number of units shipped in the first tier of the earnout was achieved. Accordingly, a payment of 150,000 (approximately $265,000) was made during the quarter.

INVESTING ACTIVITIES
--------------------

In the 2005 period, net cash used in investing activities of $592,000 was as a result of normal additions to property, plant and equipment.

FINANCING  ACTIVITIES
---------------------

In the 2005 period, cash flows provided by financing activities totaled $42,000 and primarily consisted of proceeds from the issue of shares under stock purchase and option plans that totaled $500,000, which was partially offset by repayments of long-term debt of $469,000.


BANK  AGREEMENT
---------------

The Company and Wachovia Bank, National Association (the "Bank") are parties to an agreement, which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or LIBOR plus 125 basis points, at the discretion of the Company. At October 1, 2005, the Bank's prime rate was 6.75% and LIBOR was 3.86%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the Bank provides the Company with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At October 1, 2005 the Company had three interest rate swaps in place to fix the interest rates, primarily for debt incurred for acquisitions in 1999 and 2003.

All of the Company's domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement at October 1, 2005 and currently anticipates to be in compliance with such covenants during the next 12 months.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in the Company's critical accounting policies during the nine months ended October 1, 2005.

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

PART  II  -  OTHER  INFORMATION

Item  5.  Other  Information
----------------------------

Samuel Eichenbaum, Vice President, Finance, Chief Finanacial Officer and Treasurer, who will be 66 years old in November 2005, has indicated his intention to retire from the Company by the end of 2005 or early in 2006. Mr. Eichenbaum was appointed Chief Financial Officer in February 1985, Vice President, Finance in May 1990 and Treasurer in September 2003. The impact of Mr. Eichenbaum's planned retirement will not be material to the Company's financial position, results of operations or cash flows.

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

b)     Reports on Form 8-K during the quarter ended October 1, 2005:
i) Earnings press release for the three and nine months ended October 1, 2005.

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

                         NEW BRUNSWICK SCIENTIFIC CO., INC.
                         ----------------------------------
                                         (Registrant)


Date:     November 4, 2005                    /s/ David Freedman
                                              ------------------
               David Freedman
                                   Chairman and
                                     Chief Executive Officer


Date:     November 4, 2005                           /s/ Samuel Eichenbaum
                                                     ---------------------
                                   Samuel Eichenbaum
                                   Vice President, Finance,
                                     Chief Financial Officer and Treasurer
                              (Principal Accounting Officer)