Form 10-K
period 2005-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2006-03-22
CIK 71241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-6994

NEW BRUNSWICK SCIENTIFIC CO., INC.
(Exact name of registrant as specified in its charter)
New Jersey	22-1630072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)
44 Talmadge Road, Edison, N.J. 08817
(Address of principal executive offices)

Registrant's telephone number, including area code:   (732) 287-1200

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common stock - par value $0.0625
(Title of class)
Common stock Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $49,203,000 as of February 22, 2006. This figure was calculated by reference to the high and low prices of such stock on February 22, 2006.

The number of shares outstanding of the Registrant's Common stock as of February 22, 2006: 9,040,031.

DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Proxy Statement to be filed within 120 days after the end of the fiscal year 2005, is incorporated in Part III herein.

The EXHIBITS INDEX is on Page 61.

PART I

Item 1.	Business.

General

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

NBS was incorporated in 1958 as the successor to a business founded in 1946 by David and Sigmund Freedman its principal stockholders and, until August 31, 2003, two of its directors and executive officers. Sigmund Freedman retired as a Director and as Treasurer of the Company effective August 31, 2003. Sigmund Freedman passed away in February 2006. David Freedman continues as a Director and Chief Executive Officer. The Company owns its 243,000 square foot headquarters and primary production facility located on 17 acres of land in Edison, New Jersey.

On November 14, 2003, the Company acquired all of the outstanding common stock of RS Biotech Laboratory Equipment Limited (RS Biotech), a United Kingdom corporation located in Irvine, Scotland. RS Biotech is in the business of designing, developing and manufacturing CO2 incubators for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of RS Biotech have been included in the Company’s consolidated financial statements since November 14, 2003.

The Company has a less than 20% equity investment in Antyra, Inc., a biotechnology startup company, that is carried at zero value on the Company’s balance sheet. The Company provides no funds to Antyra, Inc. but does provide laboratory space in exchange for equity securities of Antyra, Inc. Under the terms of a lease with Antyra, Inc., the Company receives shares of Antyra, Inc. preferred stock on a monthly basis in lieu of rent payments on 5,200 square feet of space. For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement.

Products

Fermentation Equipment and Bioreactors. A fermentor is a device used to create, maintain and control the physical, chemical and biochemical environmental conditions required for growing bacteria, yeast, fungi and other similar microorganisms. Bioreactors serve an identical purpose for the propagation of animal, insect and plant cells. The Company's fermentors and bioreactors range in size from small disposable bioreactors and autoclavable research models to larger systems that are used in cGMP production facilities.

NBS has supplied fermentors and bioreactors to universities, biotechnology and pharmaceutical company laboratories since the 1950's. NBS' fermentors and bioreactors are used in applications using microorganisms engineered by recombinant DNA techniques, immunology and the production of monoclonal antibodies. Animal and plant cells as well as bacteria and viruses are usually grown on a small scale for research purposes. As the process is scaled up (i.e., replicated, using larger volumes), physical and chemical parameters, such as pH, vessel pressure and chemical composition may change, and the equipment used may require increasingly sophisticated control systems. Scale-up, which is one of the important uses of the Company's pilot scale production systems is a complex technical procedure critical to successful commercialization of biological processes. These systems may be used to set parameters or to determine the feasibility of production at greater volumes, depending upon the goal of the customer. Particularly in the area of bioreactors, the Company has developed unique designs and has been issued patents to protect its technology. The Company's fermentors and bioreactors incorporate sophisticated instrumentation systems to measure, record and control a multiplicity of process variables.

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

The Company manufactures three distinct lines of shakers. Its INNOVA line, which is its most sophisticated shaker, its C-Line™ which is intended primarily for sale through distributors and its I-Series which is manufactured exclusively for Fisher Scientific.

Ultra-Low Temperature Freezers. Ultra-low temperature (“ULT”) freezers are utilized in research, clinical and industrial applications. They are primarily used to store or conserve biological products that include specimens (cells, tissues), stock cultures (bacteria, viruses) and vaccines. ULT freezers have a temperature range of -50 degrees C to -86 degrees C and come in both upright and chest models of varying sizes.

The Company manufactures two distinct lines of ULT freezers. Five models in its space-saving INNOVA line, which utilizes thin vacuum insulation panels provide up to a 30% increase in storage capacity over traditionally insulated models in the same footprint. The four models in the Company’s standard line offer an economical alternative and make use of conventional urethane insulating techniques.

CO2 Incubators. The Company manufactures a complete range of direct heat CO2 incubators, which are used in the life science industry to control the culture conditions of cells and tissues. The Company also manufactures a model specific to the in-vitro fertilization market. The Company’s most advanced systems feature six-sided direct heating, accurate infrared CO2 sensing, and fanless convection air circulation to optimize cell culture conditions, as well as a variety of features to simplify routine operations and maintenance.

Media Sterilizing and Dispensing Equipment. The Company sells devices that automatically sterilize biological nutrients and then maintain those nutrients at the required temperature for subsequent use. As a complement to its nutrient sterilizers, NBS also sells an apparatus which automatically fills culture dishes with sterile nutrient.

Tissue Culture Apparatus. The Company manufactures an apparatus to rotate bottles and test tubes slowly and constantly for the purpose of growing animal and plant cells as well as bacteria. Certain models of this apparatus may be placed into an incubator and equipped to regulate the speed of rotation.

Air Samplers. The Company also manufactures air samplers which are used to detect the presence of spores and other microbial organisms in the environment. These instruments can sample large volumes in environments having limited contamination such as clean rooms, as well as sample smaller volumes in areas with larger amounts of viable organisms.

Other Scientific Products. NBS distributes a line of centrifuges for separating cells from fermentation broth and is the exclusive North American distributor of the NucleoCounter™, an automated cell counting device for mammalian cells.

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

Research and Development

Research and development expenditures, all of which are sponsored by the Company, amounted to $4,555,000 in 2005, $3,597,000 in 2004 and $3,281,000 in 2003. Forty-three (43) of the Company's professional employees were engaged full time in research and development activities.

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

Marketing and Sales

The Company sells its equipment to biotechnology and pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of federal, state and municipal government departments and agencies in the United States. While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers.

Since 1990, Fisher Scientific (“Fisher”) has been the exclusive distributor of certain products manufactured by the Company. In 2005, Fisher Scientific and the Company renewed their distributorship agreement. Fisher is the exclusive U.S. distributor of the Company’s C-Line and I-Series biological shakers. While Fisher is the exclusive U.S. distributor for these NBS shakers, NBS markets and sells its INNOVA shakers and other products on a direct basis. Fisher also distributes a few selected INNOVA models and is the exclusive U.S. distributor of the Company’s CO2 incubators, although the Company sells its CO2 incubators directly as well. Fisher is also the exclusive distributor for the Company’s C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and France. Fisher accounted for approximately 13.8%, 16.0% and 15.9%, respectively, of consolidated net sales during the years ended December 31, 2005, 2004 and 2003. The Company did not have net sales to any other customer in excess of 10% of consolidated net sales in any year.

NBS also sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions and governments. The major portion of its foreign sales are made in Canada, Europe, China, Japan, India, Taiwan and Brazil. NBS also sells its products in Europe, Africa, and other Asian and Latin American countries. These sales may be substantially affected by changes in the capital investment policies of foreign governments or by the availability of hard currency. These sales may also be affected by U.S. export control regulations applicable to scientific equipment.

For information concerning net sales in the United States and foreign countries, long-lived assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 2005, see Note 11 of Notes to Consolidated Financial Statements. Export sales consist of all sales by the Company's domestic operations to customers located outside the United States. Hence, foreign sales include export sales.

Substantially all of the orders received by the Company's domestic operations are recorded in United States dollars. Outside North America, the Company books orders for equipment in Euros and British Pounds as well as United States dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the United States dollar could have a substantial impact on the Company's consolidated financial statements, as measured in United States dollars.

Export sales are influenced by changes in the exchange rate of the United States dollar as those changes affect the cost of the Company's equipment to foreign customers. Certain countries may not be able to make substantial capital purchases in United States dollars for economic or political reasons.

NBS maintains five European sales offices through wholly-owned subsidiaries, New Brunswick Scientific (U.K.) Limited, in England, New Brunswick Scientific B.V. in The Netherlands, New Brunswick Scientific GmbH in Germany, New Brunswick Scientific NV/SA in Belgium and New Brunswick Scientific S.a.r.l. in France. NBS also maintain three sales offices in China.

Competition

The competitive factors affecting the Company's position as a manufacturer of biotechnology equipment include availability, reliability, ease of operation, the price of its products, its responsiveness to the technical needs and service requirements of customers, and product innovation.

NBS encounters competition from approximately 11 domestic and 15 foreign competitors in the sale of its products. Many of the Company’s competitors have financial, engineering, product development, sales and marketing and other resources greater than the Company’s.

The Company's principal competitors in the sale of fermentation equipment and bioreactors both in the United States and overseas are Sartorius BBI, a German company and Applikon, B.V., located in The Netherlands.

The Company believes that it has the largest worldwide market share for biological shakers. Barnstead International, a subsidiary of Fisher Scientific International Inc. and Thermo Electron Corporation in the United States as well as several manufacturers in Europe are competitors of the Company in this market.

The Company, having begun in 2001 to sell ultra-low temperature freezers in the U.S., has a relatively small market share there but believes it has a substantial market share for freezers in the European market where it has been selling freezers for over 20 years. The Company’s main competitors in the sale of freezers are Thermo Electron Corporation and Sanyo.

The Company, through the acquisition of RS Biotech Laboratory Equipment Limited in November 2003 began selling its own CO2 incubators. Since RS Biotech sold its CO2 incubators primarily in the United Kingdom, the Company believes it has a substantial market share in the UK and a relatively small market share in the rest of the world. The Company’s main competitors in the sale of CO2 incubators are Thermo Electron Corporation, Sanyo, NuAire, Sheldon and Binder.

NBS encounters substantial competition in the sale of most of its other equipment where its sales do not represent major market shares.

Employees

NBS employs approximately 444 people, including 256 people engaged in manufacturing and supervision, 43 in research, development and engineering, 109 in sales and marketing, and 36 in administrative and clerical capacities. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2007. The Company considers its labor relations to be good.

Patents and Trademarks

NBS holds and has filed applications for United States and foreign patents relating to many of its products, their integral components and significant accessories. NBS also has certain registered trademarks. However, NBS believes that its business is not dependent upon patent, trademark, or other proprietary protection in any material respect.

Website Access to Reports

The Company makes its periodic and current reports available, free of charge, on its website (www.nbsc.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company. The forward-looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for the Company’s products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company’s dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, the labor relations of the Company and its customers and other factors identified in the Company’s Securities and Exchange Commission filings. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. The Company undertakes no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

Item 1A.	Risk Factors.

The Company is subject to a number of important risks and uncertainties. The accompanying risk factors should be read in conjunction with the information included in this Form 10-K.

Restrictions imposed by the terms of the Company’s Bank Agreement may limit the operating and financial flexibility.
All of the Company’s domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth.
The Company’s failure to comply with the obligations under the Bank Agreement may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the Bank Agreement. The Company cannot be certain that it will have sufficient funds available to pay any accelerated indebtedness or that it will have the ability to refinance accelerated indebtedness on favorable terms should an event of default occur.

The Company has numerous competitors which have financial and other resources greater than the Company’s. Should the Company not compete successfully with its competitors, this could result in an adverse affect on results of operations.
NBS encounters competition from approximately 11 domestic and 15 foreign competitors in the sale of its products. Many of the Company’s competitors have financial, engineering, product development, sales and marketing and other resources greater than the Company’s. Should the Company be unable to compete with its competitors effectively by developing and introducing innovative and reliable new products on a timely basis, there could be an adverse affect on the Company’s results of operations.

Delays in receipt of raw materials could interrupt manufacturing schedules which could have an adverse affect on results of operations.
The raw materials used by the Company include stainless steel, carbon steel, copper, brass, aluminum and various plastics. Some components are purchased from others, including pumps, compressors, plumbing fittings, electrical and electronic components, gauges, meters, motors, glassware and general purpose hardware. Many of these components are built to the Company's specifications. NBS is not dependent upon any single supplier for any raw material or component, but delay in receipt of key components could adversely affect the manufacturing schedule.

The Company’s domestic business is significantly affected by United States government expenditures and grants for research to educational research institutions and industry. Should the government, for extended periods of time, decrease their level of expenditures and grants, there could be an adverse affect on results of operations.
The Company sells its equipment to biotechnology and pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of federal, state and municipal government departments and agencies in the United States. While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. Should the United States government, for extended periods of time, decrease their level of expenditures and grants, there could be an adverse affect on the Company’s results of operations.

Fisher Scientific accounted for 13.8%, 16.0% and 15.9%, respectively, of consolidated net sales during the years ended December 31, 2005, 2004 and 2003. A subsidiary of Fisher Scientific manufactures products that compete with the Company’s shaker products. A significant change or termination in the distribution agreement with Fisher Scientific could have an adverse affect on results of operations.
Since 1990, Fisher Scientific has been the exclusive distributor of certain products manufactured by the Company. In 2005, Fisher Scientific and the Company renewed their distributorship agreement. While Fisher is the exclusive U.S. distributor for certain NBS shakers, NBS markets and sells its INNOVA shakers and other products on a direct basis. Fisher also distributes a few selected INNOVA models and is the exclusive U.S. distributor of the Company’s CO2 incubators, although the Company sells its CO2 incubators directly as well. Fisher Scientific is also the exclusive distributor for the Company’s C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and France. A subsidiary of Fisher Scientific also manufactures products that compete with the Company’s shaker products. Fisher Scientific accounted for approximately 13.8%, 16.0% and 15.9%, respectively, of consolidated net sales during the years ended December 31, 2005, 2004 and 2003. Should a significant change or termination of this agreement occur this could have an adverse affect on the results of operations.

The Company’s business relies heavily on foreign sales. Changes in economic, political and other risks associated with these activities could have an adverse affect on results of operations.
NBS also sells its equipment, both directly and through scientific equipment dealers to foreign companies, institutions and governments. The major portion of its foreign sales are made in Canada, Europe, China, Japan, India, Taiwan and Brazil. NBS also sells its products in Africa and other Asian and Latin American countries. These sales may be substantially affected by changes in the capital investment policies of foreign governments or by the availability of hard currency. These sales may also be affected by U.S. export control regulations applicable to scientific equipment. Should any of the aforementioned events occur, there could be an adverse affect on the results of operations.

The Company relies heavily on foreign operations. Changes in foreign currency exchange rates could have a substantial impact on results of operations.
Substantially all of the orders received by the Company's domestic operations are recorded in United States dollars. Outside North America, the Company books orders for equipment in Euros and British Pounds as well as United States dollars. The assets and liabilities of the Company's European subsidiaries are valued in local currencies. Fluctuations in exchange rates between those currencies and the United States dollar could have a substantial impact on the Company's consolidated financial statements, as measured in United States dollars.
Sales to the Company’s foreign customers are influenced by changes in the exchange rate of the United States dollar as those changes affect the cost of the Company's equipment to foreign customers. Certain countries may not be able to make substantial capital purchases in dollars for economic or political reasons. Should changes in foreign currency exchange rates make it more difficult for foreign customers to purchase the Company’s products, the Company’s results of operations could be negatively affected.

The Company does not have significant redundant manufacturing operations at its facilities. If any of the Company’s facilities are unable to produce and ship products, it could have an adverse affect on results of operations.
The Company does not maintain significant redundant manufacturing operations at its facilities. Any event impacting the manufacturing facilities, or the equipment, or suppliers including, without limitation, wars, terrorist activities and natural disasters could delay or suspend manufacturing and shipment of products which could have an adverse affect on the Company’s results of operations. Even though the Company carries business interruption insurance policies, losses could exceed the coverage available under these policies.

The Company’s New Jersey manufacturing employees are covered under a collective bargaining agreement. A strike, walkout or lockout for a significant period of time there could have an adverse affect on results of operations.
The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2007. The Company considers its labor relations to be good. However, if a strike, walkout or lockout occurred for a significant period of time, it could have an adverse affect on results of operations

The Company could be exposed to increased costs and risks associated with complying with increasing and new regulations of corporate governance and disclosure standards.
In March 2005, the SEC postponed, for one year, the compliance date for reporting on internal controls by non-accelerated filers. Despite this postponement, the Company expects to continue to spend an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of the Company’s internal control system and attestations of the effectiveness of these system by the Company’s independent auditors. The Company will be documenting and testing internal control systems and procedures and considering improvements that could be necessary in order for the Company to comply with the requirements of Section 404 by the end of 2007. This process has required the Company to hire outside advisory services and has resulted in additional accounting and legal expenses. While we believe that we currently have adequate internal controls over financial reporting, in the event that the Company’s chief executive officer, chief financial officer or independent auditors determine that the controls over financial reporting are not effective as defined under Section 404, investors perceptions of the Company could be adversely affected and could cause a decline in market price of the Company’s stock.

A significant disruption in information technology systems, such as failure to properly implement a new Oracle Enterprise Resource Planning system as previously announced could adversely affect the operations and results of operations of the Company.
The Company has begun the implementation of a new Oracle Enterprise Resource Planning system. This system will replace many of the Company’s existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget, it could be disruptive and or adversely affect the operations and results of operations of the Company.

Item 2.	Properties.

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

Item 3.	Legal Proceedings.

No material legal proceedings are currently pending.

From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)    The Company's Common stock is traded in the National over-the-counter market (NASDAQ symbol NBSC). The following table sets forth the high and low prices for the Company's Common stock as reported by NASDAQ for the periods indicated.

	HIGH	LOW
2004
First Quarter	$6.75	$4.90
Second Quarter	6.85	5.11
Third Quarter	6.56	4.45
Fourth Quarter	6.47	4.75
2005
First Quarter	$7.33	$5.48
Second Quarter	6.00	4.65
Third Quarter	6.50	5.22
Fourth Quarter	7.07	5.36
2006
First Quarter	$7.92	$6.66
(through February 22, 2006)

(B)    The number of holders, including beneficial owners, of NBS' Common stock as of February 22, 2006, is 1,887.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial information regarding the Company's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001(c)(d)
	(In thousands, except per share amounts)
Net sales	$67,616	$62,124	$49,404	$57,226	$60,294
Income (loss) before cumulative effect of accounting change	2,494	1,931	(1,352)	2,412	2,094
Net income (loss) (a)	2,494	1,931	(1,352)	2,412	1,965
Basic net income (loss) per share	.28	0.22	(0.16)	0.29	0.24
Diluted net income (loss) per share	.28	0.22	(0.16)	0.28	0.24
Total assets (b) (d)	54,966	53,795	51,531	45,543	44,707
Long-term debt, net of current installments (b) (d)	1,389	6,022	7,675	5,213	6,751

(a)
Includes pre-tax charges of $320,000 in 2003 related to the assignment of the lease and relocation of certain UK operations and $346,000 in 2004 and $260,000 in 2001 related to severance costs. Also includes a pretax charge of $150,000 pertaining to a write-off in 2004 of inventory related to a discontinued product.

(b)	At year-end.
(c)
Includes a charge of $129,000, net of tax ($.02 per basic and fully diluted share), for the cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 133 on January 1, 2001.

(d)
The statement of operations data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2002 and 2001 are now derived from unaudited financial statements not included herein, as a result of a 2004 restatement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors that have affected the Company's operating results and financial condition during the years ended December 31, 2005, 2004 and 2003, respectively, and should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in the Annual Report on Form 10-K.

Results of Operations

Executive Overview

The Company is a leading provider of a wide variety of research equipment and scientific instruments for the life sciences used to create, maintain and control the physical and biochemical conditions required for the growth, detection and storage of microorganisms.

The Company’s products are used for medical, biological, chemical and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances.

The Company sells its equipment to biotechnology and pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology, and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of federal, state and municipal government departments and agencies in the United States. While only a small percentage of the Company’s sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company also sells its equipment both directly (primarily in Europe) and through scientific equipment dealers to foreign companies, institutions and governments. Foreign sales may be affected by U.S. export control regulations applicable to scientific equipment.

Fisher Scientific, the Company’s largest customer, is the exclusive U.S. distributor of the Company’s C-Line and I-Series biological shakers and is the exclusive dealer for the Company’s CO2 incubators in the United States. Fisher Scientific is also the exclusive distributor of the Company’s C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and in France.

Net Sales and Backlog Information

The following table summarizes consolidated backlog, orders and net sales for the years ended December 31, 2005 and 2004 (in thousands of dollars):

	2005	2004	Increase (Decrease)	% Change
Backlog - beginning	$8,376	$9,018	$(642)	(7.1)%
Add orders received	70,016	61,482	8,534	13.9
Less net sales	67,616	62,124	5,492	8.8
Backlog - ending	$10,776	$8,376	$2,400	28.7%

Net sales increased 8.8% to $67,616,000 for the year ended December 31, 2005 from $62,124,000 from the year ended December 31, 2004. Net sales increased 15.6% internationally and U.S. net sales increased by 0.7% during 2005. The overall increase in net sales was due principally to higher unit volume of fermentation equipment, ultra low temperature freezers and CO2 incubators. U.S. net sales were negatively impacted due to an inventory reduction program by one of the Company’s distributors. The effects of foreign currency translation on net sales for the year ended December 31, 2005 were minimal.

New orders received for the year ended December 31, 2005 increased by 13.9% or $8,534,000 versus a net sales increase of 8.8% or $5,492,000 for the same period. As a result of the order rate outpacing the net sales rate, there was a $2,400,000 increase in the backlog at December 31, 2005.

The following table summarizes consolidated backlog, orders and net sales for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	2004	2003	Increase (Decrease)	% Change
Backlog - beginning	$9,018	$6,668	$2,350	35.2%
Add orders received	61,482	51,754	9,728	18.8
Less net sales	62,124	49,404	12,720	25.7
Backlog - ending	$8,376	$9,018	$(642)	(7.1)%

Net sales increased 25.7% to $62,124,000 for the year ended December 31, 2004 from $49,404,000 for the year ended December 31, 2003. Net sales increased 14% in the U.S. and 37% internationally during 2004. The increase in net sales was due principally to higher unit volume aided by the recovery in the economy, both in the United States and internationally, as the market for Life Science equipment rebounded from the last couple of years and as more government funding for research began to flow. Net sales also benefited from the inclusion of $4.7 million in net sales of RS Biotech, which was acquired in November 2003. Foreign net sales were positively affected by the weakness of the U.S. dollar and $2.0 million resulted from the dollar’s weakness when the net sales of the Company’s U.K. and European subsidiaries were translated into dollars. Excluding the foreign exchange effect, international net sales increased 29.1% for the year. The increase in net sales involved most of the Company’s product lines.

Orders increased during 2004 for the reasons discussed above relating to the increase in net sales and due to the continued demand for the Company’s cell culture, shaker, CO2 incubator and freezer products.

The decrease in the backlog resulted from 2004 net sales exceeding 2004 net bookings due to reduced lead times to manufacture various products.

Gross Margin

The following table shows gross profit and gross margin for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars):

	2005	2004	2003
Net sales	$67,616	$62,124	$49,404
Cost of sales	40,573	37,292	30,935
Gross profit	$27,043	$24,832	$18,469
Gross margin	40.0%	40.0%	37.4%

For the year ended December 31, 2005 there was no change in the gross margin percentage which remained at 40.0%. Margins of the Company’s U.S. operations declined slightly due to the higher level of export sales through dealer organizations which carry lower margins than direct sales and competitive discounting. Offsetting this decline were (i) higher margins realized by the Company’s European sales subsidiaries, (ii) greater absorption of overhead due to the increase in volume, and (iii) lower provisions for excess and obsolete inventory in 2005 as a result of improved inventory management.

The increase in gross margin to 40.0% for the year ended December 31, 2004 from 37.4% in 2003 was due primarily to the effect of increased absorption of manufacturing overhead due to greater manufacturing activity as a result of higher net sales volumes, partially offset by increases in steel prices and higher transportation costs due to fuel surcharges and the write-off of $150,000 of inventory related to a discontinued product.

Selling, General and Administrative

Selling, general and administrative expenses increased $750,000 to $18,243,000 for the year ended December 31, 2005 compared with the year ended December 31, 2004. The increase was due primarily to increased personnel costs in the sales and marketing groups domestically and internationally, costs associated with compliance with the Sarbanes-Oxley Act of 2002, and increased accounting and legal fees. Selling, general and administrative expense for the year ending December 31, 2004 included a severance payment of $346,000 to the Company’s European managing director. The effects of foreign currency translation for the year ended December 31, 2005 were minimal.

Selling, general and administrative expenses increased $1,451,000 to $17,493,000 for the year ended December 31, 2004 compared with the year ended December 31, 2003. The increase was due primarily to the foreign exchange translation effect of the weak dollar on the expenses of the Company’s European subsidiaries amounting to $761,000, the inclusion of the selling, general and administrative expenses of RS Biotech acquired in November 2003, the provision for incentive bonuses in 2004 vs. none in 2003 and a severance payment to the Company’s European managing director, which amounted to approximately $346,000.

Research, Development and Engineering

Research, development and engineering expenses for the year ended December 31, 2005 increased by $933,000 to $4,620,000 compared with the year ended December 31, 2004. The increase is primarily related to personnel costs, consulting and materials used in the development of new product designs for the Company.

Primarily as a result of the inclusion of the expenses of RS Biotech acquired in November 2003, research, development and engineering expenses increased $273,000 for the year ended December 31, 2004 to $3,687,000 compared with the year ended December 31, 2003.

Interest Income

Interest income increased by $187,000 to $272,000 during the year ended December 31, 2005. The increase is primarily due to rising interest rates on invested cash.

Interest Expense

Interest expense decreased by $35,000 to $359,000 during the year ended December 31, 2005. The decrease in interest is a result of lower outstanding borrowing in 2005 versus 2004. Interest expense was also affected by and includes the changes in the carrying value of interest rate swaps which fixed the interest rates on certain variable rate debt, which had not been designated as effective hedges until April 1, 2005. The positive effect of the interest rate swaps amounted to $197,000 in 2005 compared to $261,000 in the 2004 period.

Interest expense increased to $394,000 during the year ended December 31, 2004 from $313,000 in 2003 due to the higher level of debt, which was incurred during the latter part of 2003 to finance the acquisition of RS Biotech and to the purchase of certain equipment. The change in value of the interest rate swaps had a favorable effect on interest expense of $261,000 and $172,000 in 2004 and 2003, respectively.

Other Income (Expense)

The following table details other income (expense) for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars):

	2005	2004	2003
Gain (loss) on assets sold, primarily property in 2003	$(1)	$(22)	$207
Gain (loss) on foreign currency transactions (a)	143	3	(157)
Write-off of U.K. leasehold improvements(b)	-	-	(50)
Bank fees	(37)	(46)	(40)
Other, net	(14)	(11)	2
Total other income (expense)	$91	$(76)	$(38)
____________________
(a)	Foreign exchange transaction gains and losses relate primarily to the settlement of purchases in the normal course of business between the Company’s United States and European operating companies.
(b)	Write-off of leasehold improvements incurred in connection with the relocation of certain U.K. facilities and assignment of the lease to another company.

Income Tax Expense

The Company’s effective income tax rate of 40.4% and 40.9% for the years ended December 31, 2005 and 2004, respectively, is higher than might otherwise be expected due to changes in the valuation allowances on deferred tax assets for which management believes some portion of those deferred tax asset may not be realized in the future.

Income tax expense for the year ended December 31, 2003 was $98,000 on a pretax loss of $1,254,000. The 2003 income tax expense, in a situation where a tax benefit would be usual, is principally due to the inability to carry-back losses incurred by the Company’s European subsidiaries resulting in no financial statement tax benefit in 2003.

Currency Translation

During 2005, the dollar strengthened against the currencies of the European countries where the Company has subsidiary operations. The effect of balance sheet translation resulted in an unrealized currency translation loss of $2,089,000. During 2004 and 2003, the dollar weakened against the currencies of the European countries. The effect of balance sheet translation resulted in unrealized currency translation gains of $833,000 and $2,345,000, respectively. These unrealized translation gains and losses are reflected as a component of accumulated other comprehensive loss in the equity section of the consolidated balance sheets.

Financial Condition

Liquidity and Capital Resources
Contractual Obligations

The Company’s contractual obligations and commitments at December 31, 2005 principally include obligations associated with its outstanding indebtedness, future minimum operating lease obligations and purchase obligations as set forth in the following table:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, obligations (a)	$5,986	$4,597	$1,357	$32	-
Operating lease obligations (b)	3,124	825	1,441	343	515
Purchase obligations(c)	7,255	6,920	335	-	-
Other long-term liabilities (d)	258	258	-	-	-
Total contractual cash obligations	$16,623	$12,600	$3,133	$375	$515
_____________________
(a)
Consists primarily of debt incurred for acquisitions financed under the Company’s Bank Agreement and of notes due to the sellers of businesses acquired by the Company (See Note 6 to the Consolidated Financial Statements).

(b)
Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of £99,750 ($172,000 at December 31, 2005). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of £45,000 ($77,000 at December 31, 2005).

(c)	Primarily includes commitments for raw materials and services related to the Company’s production of equipment at its various manufacturing facilities.
(d)
Represents a contingent liability for an earnout related to the acquisition of RS Biotech provided a minimum number of units of CO2 incubators are sold. The Company believed at the date of acquisition that the payment of such additional consideration was determinable beyond a reasonable doubt and as such recorded the amount as a liability and as additional purchase price.

Cash Flows:

Operating Activities

Cash and cash equivalents increased $505,000 to $11,351,000 at December 31, 2005 from $10,846,000 at December 31, 2004. Net cash provided by operating activities amounted to $3,379,000 for the year ended December 31, 2005. The overall factors primarily affecting operating cash flows during the year ended December 31, 2005 were (i) net income of $2,494,000 as adjusted for non-cash items such as depreciation and amortization, deferred taxes and a gain from the change in fair value of interest rate swaps, and (ii) an increase in accounts payable and accrued expenses, partially offset by (i) an increase in accounts receivable, (ii) an increase in inventory, (iii) an increase in prepaid expenses and other current assets, and (iv) an increase in other assets, and (v) a decrease in other liabilities. The increase in accounts receivable of $1,282,000, inventory of $1,449,000 and accounts payable and accrued expenses of $3,452,000 during 2005 was primarily due to the increased volume of business during the year.

Investing Activities

In 2005, net cash used in investing activities of $1,480,000 was primarily as a result of normal additions to property, plant and equipment.

Financing Activities

In 2005, net cash flows used in financing activities totaled $1,307,000 and primarily consisted of repayments of long-term debt and other long-term obligations (inclusive of the earnout related to the acquisition of RS Biotech of £150,000 ($265,000)) of $1,868,000 which was partially offset by proceeds from the issue of shares under stock purchase and option plans which totaled $533,000.

Bank Agreement

The Company and Wachovia Bank, National Association (the “Bank”) are parties to an agreement (the “Bank Agreement”), which has had a number of amendments, which expires on May 31, 2008, which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The maturity of the acquisition portion of the credit facility with respect to a 1999 acquisition is December 2006 and with respect to a 2003 acquisition is November 2008. The Company anticipates there will be sufficient cash to repay the acquisition portion of the credit facility due in December 2006. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank’s prime rate less 125 basis points or LIBOR plus 125 basis points, at the discretion of the Company. At December 31, 2005, the Bank’s prime rate was 7.25% and LIBOR was 4.38%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the bank provides the Company with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At December 31, 2005, the Company had three interest rate swaps in place to fix the interest rates, primarily for debt incurred for acquisitions in 1999 and 2003.

All of the Company’s domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, at December 31, 2005, and currently anticipates to be in compliance with such covenants during 2006.

Pension Contribution

The Company’s best estimate of its contributions to its defined benefit pension plan is $800,000 for the year ending December 31, 2006.

Related Party Transactions

Until December 15, 2003, David Freedman, Chairman of the Board of the Company, was the owner of Bio-Instrument Ltd., a foreign firm that acted as an agent for sales of the Company’s products to customers in Israel, and earned commissions on those sales. During 2003 this firm earned commissions of $16,316 on purchases by customers in Israel of the Company’s products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives. On December 15, 2003, Mr. Freedman sold his ownership interest in Bio-Instrument Ltd. to an unrelated third party.

Carol Freedman, the daughter of David Freedman and the sister of Kenneth Freedman (the son of David Freedman and a director of the Company), has been employed by the Company in various capacities since 1979. Ms. Freedman is currently the Customer Service Manager and is also the Assistant Treasurer of the Company. Her compensation for 2005 and 2004 was $60,900 and $58,300, respectively; she also received options to purchase 1,100 shares of the Company’s Common stock in 2003 under the Company’s 2001 Stock Option Plan for Officers and Key Employees.

Critical Accounting Policies

No changes have been made in the Company’s critical accounting policies during the year ended December 31, 2005.

The Securities and Exchange Commission (“SEC”) has issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

The significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following policies to be critical within the SEC definition.

Revenue Recognition

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services rendered; (iii) the selling price is fixed and determinable; and (iv) collection is reasonably assured. For orders with terms of F.O.B. Shipping Point, delivery and title transfer at the time of shipment, for FOB Destination orders, delivery and title transfer at the customer’s premises.

The Company’s products are tested by its Quality Assurance Department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred except for customary warranty provisions. Historically, returns have been immaterial to the Company’s consolidated financial statements and are projected to remain at a consistent immaterial level in the future. The Company reports all amounts billed to customers related to shipping and handling as revenue and includes all costs incurred for shipping and handling as cost of sales. The Company also provides certain contract fermentation services for which revenue is recorded at the time the materials are shipped to the customer, in accordance with the terms of the underlying purchase order, which orders do not contain customer acceptance clauses. The purchase orders have historically had a very low cancellation rate.

The Company’s products carry limited warranties that in general do not exceed one year from date of sale with the exception of ultra-low temperature freezers that carry a 5-year warranty and certain shaker products that carry a 2-year warranty. The Company accrues estimated product warranty costs based on historical trends at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The Company periodically sells maintenance contracts to certain customers. The value of such contracts is deferred and recognized into revenue on a straight line basis over the term of the contract.

Inventories

Inventories are valued at the lower of cost (first in, first out or average) or market value and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on managements’ review of inventories on hand compared to estimated future usage and sales. Cost includes material, labor and manufacturing overhead.

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

Goodwill, which is not subject to amortization is tested annually for impairment and more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount of the Company exceeds its fair value. The tradename value, which is being amortized over 15 years, is tested for impairment upon the occurrence of a triggering event as defined by Financial Accounting Standards Board SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Deferred Income Taxes

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to make capital expenditures, potential acquisitions and invest in cash equivalents and marketable debt securities. Cash equivalents and other marketable investments are carried at fair value on the consolidated balance sheets. The Company is also exposed to certain foreign exchange risk. At times, management might employ specific strategies, such as the use of derivative instruments or hedging to manage interest rate, foreign currency or other exposures. Further, the Company does not expect its market risk exposures to change significantly in the near term. At December 31, 2005, the outstanding borrowings of the Company consisted primarily of variable rate long-term debt (the large majority of which has been fixed through interest rate swaps), which had a carrying value of $5,986,000 and a fair value of approximately $6,073,000. Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt, but do not impact the carrying value, earnings or cash flows. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change, however, the fair value of the fixed rate long-term debt would decrease by approximately $65,000.

Recently Issued Accounting Standards

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. When SFAS No. 123R becomes effective, it will replace SFAS No. 123 and supersede Accounting Principles Board (“APB”) Opinion No. 25 and will require companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. As required, the Company will adopt the new standard effective January 1, 2006 utilizing the modified prospective basis as allowed under SFAS No. 123R and the Company expects to record pre-tax incremental share-based employee compensation expense of $328,000 in 2006.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards.” This FSP requires an entity to follow either the transition guidelines for the additional paid-in capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the impact of the adoption of this FSP in connection with the adoption of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is required to be adopted in the first quarter of 2006. The Company has determined that the adoption of SFAS No. 151 will not have a material impact on the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Short Hills, New Jersey
March 8, 2006

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Dollars in thousands, except per share amounts)
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,351	$10,846
Accounts receivable, net of allowance for doubtful accounts, 2005 - $395 and 2004 - $511	11,989	11,332
Inventories	13,155	12,139
Deferred income taxes	543	1,089
Prepaid expenses and other current assets	1,211	1,143
Total current assets	38,249	36,549

Property, plant and equipment, net	6,595	6,495
Goodwill	7,864	8,769
Deferred income taxes	326	-
Other assets	1,932	1,982
Total assets	$54,966	$53,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$4,597	$1,759
Accounts payable and accrued expenses	10,782	7,592
Total current liabilities	15,379	9,351

Long-term debt, net of current installments	1,389	6,022

Other liabilities	1,480	2,467
Total liabilities	18,248	17,840

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.0625 par; authorized 25,000,000 shares; issued and outstanding: 2005 - 9,006,922 shares; 2004 -8,866,262 shares	563	554
Capital in excess of par	53,423	52,793
Accumulated deficit	(14,769)	(17,263)
Accumulated other comprehensive loss	(2,489)	(106)
Notes receivable from exercise of stock options	(10)	(23)
Total shareholders’ equity	36,718	35,955
Total liabilities and shareholders’ equity	$54,966	$53,795

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

	2005	2004	2003
Net sales	$67,616	$62,124	$49,404

Operating costs and expenses:
Cost of sales	40,573	37,292	30,935
Selling, general and administrative expenses	18,243	17,493	16,042
Research, development and engineering expenses	4,620	3,687	3,414

Total operating costs and expenses	63,436	58,472	50,391

Income (loss) from operations	4,180	3,652	(987)

Other income (expense):
Interest income	272	85	84
Interest expense	(359)	(394)	(313)
Other, net	91	(76)	(38)

	4	(385)	(267)

Income (loss) before income tax expense	4,184	3,267	(1,254)
Income tax expense	1,690	1,336	98

Net income (loss)	$2,494	$1,931	$(1,352)

Basic income (loss) per share	$0.28	$0.22	$(0.16)

Diluted income (loss) per share	$0.28	$0.22	$(0.16)

Basic weighted average number of shares outstanding	8,959	8,741	8,592

Diluted weighted average number of shares outstanding	9,022	8,835	8,592

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, except share amounts)

						Notes
						Receivable
			________		Accumulated	From
			Capital		Other	Exercise
	Common Stock		In Excess	Accumulated	Comprehensive	of Stock
	Shares	Amount	of Par	Deficit	Loss	Options	Total
Balance, January 1, 2003	7,790,796	$487	$47,959	$(14,174)	$(4,003)	$(45)	$30,224
Issue of shares under employee stock purchase plan	54,469	3	192				195
Issue of shares under stock option Plans	12,884	1	41				42
Tax benefits related to exercise of stock options			6				6
Payment on notes receivable from exercise of stock options						11	11
10% stock dividend	778,716	49	3,619	(3,668)			-
Net loss				(1,352)			(1,352)
Other comprehensive income adjustment					2,418		2,418
Balance, December 31, 2003	8,636,865	$540	$51,817	$(19,194)	$(1,585)	$(34)	$31,544
Issue of shares under employee stock purchase plan	34,675	2	164				166
Issue of shares under stock option plans	194,722	12	633				645
Tax benefits related to exercise of stock options			179				179
Payment on notes receivable from exercise of stock options						11	11
Net income				1,931			1,931
Other comprehensive income adjustment					1,479		1,479
Balance, December 31, 2004	8,866,262	$554	$52,793	$(17,263)	$(106)	$(23)	$35,955
Issue of shares under employee stock purchase plan	32,056	2	156				158
Issue of shares under stock option plans	108,604	7	368				375
Tax benefits related to exercise of stock options			106				106
Payment on notes receivable from exercise of stock options						13	13
Net income				2,494			2,494
Other comprehensive loss adjustment					(2,383)		(2,383)
Balance, December 31, 2005	9,006,922	$563	$53,423	$(14,769)	$(2,489)	$(10)	$36,718

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,494	$1,931	$(1,352)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,208	1,379	1,275
Gain on sale of property	-	-	(201)
Deferred income taxes	185	1,148	282
Change in fair value of interest rate swaps	(197)	(261)	(172)
Change in related balance sheet accounts, excluding effect of acquisition:
Accounts receivable	(1,282)	(1,069)	1,163
Inventories	(1,449)	358	435
Prepaid expenses and other current assets	(182)	(1,902)	216
Other assets	(143)	609	(19)
Accounts payable and accrued expenses	3,452	768	431
Advance payments from customers	108	52	27
Other liabilities	(815)	(557)	(87)
Net cash provided by operating activities	3,379	2,456	1,998

Cash flows from investing activities:
Additions to property, plant and equipment	(1,444)	(1,317)	(1,869)
Proceeds from sale of property and equipment	3	44	277
Acquisition of RS Biotech Laboratory Equipment Limited, net of cash acquired	-	-	(1,789)
Increase in insurance cash surrender value	(39)	(71)	(179)
Net cash used in investing activities	(1,480)	(1,344)	(3,560)

Cash flows from financing activities:
Borrowings under long-term credit facility	15	-	2,325
Repayments of long-term debt and other long-term obligations	(1,868)	(1,702)	(470)
Proceeds from issue of shares under stock purchase and option plans	533	811	237
Payments on notes receivable related to exercised stock options	13	11	11
Net cash (used in) provided by financing activities	(1,307)	(880)	2,103

Net effect of exchange rate changes on cash	(87)	78	277
Net increase in cash and cash equivalents	505	310	818
Cash and cash equivalents at beginning of year	10,846	10,536	9,718

Cash and cash equivalents at end of year	$11,351	$10,846	$10,536

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$512	$686	$487
Income taxes	859	1,497	579

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)
	2005	2004	2003

Net income (loss)	$2,494	$1,931	$(1,352)

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,089)	833	2,345
Minimum pension liability adjustment	(312)	646	73
Change in fair value of interest rate swap	18	-	-

Net comprehensive income	$111	$3,410	$1,066

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Translation of foreign currencies:

Foreign currency translation adjustments for the Company's foreign subsidiaries are included as a component of accumulated other comprehensive loss in shareholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations as part of "Other income (expense), net".

Cash and cash equivalents:

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents in the consolidated balance sheets and statements of cash flows.

Trade accounts receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and other factors. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, generally 33-1/3 years for buildings, 10 years for machinery and equipment and 7 years for software and hardware.

Goodwill and acquired intangible assets:

The Company has one reporting unit as determined pursuant to Statement of Financial Accounting Standards Board (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 also requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of the Statement. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed an assessment to determine whether goodwill was impaired as of December 31, 2005 and determined that there is no impairment to its goodwill balance. The Company will test for impairment at December 31 each year.

The Company’s goodwill relates to acquisitions by the Company in the United Kingdom in 2003 and in 1999. The changes in goodwill in 2005 and 2004 were due to translation adjustments, as shown in the following table (in thousands):

	2005	2004
Balance at January 1	$8,769	$8,147
Effect of foreign exchange translation rates	(905)	622
Balance at December 31	$7,864	$8,769

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Research and development:

Research and development costs are expensed as incurred. Research and development expenditures, all of which are sponsored by the Company, amounted to $4,555,000 in 2005, $3,597,000 in 2004 and $3,281,000 in 2003.

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

	Year Ended December 31,
	2005	2004	2003
Dilutive effect	64	94	--

Stock options to purchase 151,500, 17,000 and 317,000 shares of common stock are excluded from the earnings per share calculation in the years ended December 31, 2005, 2004 and 2003, respectively, because their inclusion would be antidilutive.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Stock option plans:

At December 31, 2005, the Company has stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of Statement of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net income (loss) and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31
	2005	2004	2003
	(In thousands, except per share amounts)

Net income (loss) as reported	$2,494	$1,931	$(1,352)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(304)	(309)	(628)
Pro forma net income (loss)	$2,190	$1,622	$(1,980)

Net income (loss) per share:
Basic-as reported	$0.28	$0.22	$(0.16)

Basic-pro forma	$0.24	$0.19	$(0.23)

Diluted-as reported	$0.28	$0.22	$(0.16)

Diluted-pro forma	$0.24	$0.18	$(0.23)

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected life (years)	6.0	6.0	6.0
Expected volatility	40.35%	51.07%	75.80%

Expected dividend yield	--	--	--
Risk-free interest rate	3.99%	4.09%	3.10%

Weighed average fair value of options granted during the year	$6.14	$6.07	$4.90

Fair values of financial instruments:

The carrying values of the Company’s financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities included in the Company’s Consolidated Balance Sheets approximated their fair values at December 31, 2005 and 2004. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data. The approximate fair value of long-term debt was $6,073,000 at December 31, 2005.

Impairment of long-lived assets:

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

Comprehensive income:

Comprehensive income consists of net income (loss), foreign currency translation adjustments, the minimum pension liability adjustment and the change in fair value of the interest rate swaps and is presented in the consolidated statements of comprehensive income. At December 31, 2005, accumulated other comprehensive loss consists of $469,000 of a cumulative foreign currency translation loss, and an additional minimum pension liability adjustment of $2,038,000 (which is net of tax of $1,132,000), offset by favorable change in the fair value of interest rate swaps of $18,000, which is net of tax of $12,000. At December 31, 2004, accumulated other comprehensive loss consists of $1,620,000 of a cumulative foreign currency translation gain which is more than offset by a $1,726,000 additional minimum pension liability adjustment (which is net of tax of $929,000).

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Revenue recognition:

Revenue is recognized when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services rendered; (iii) the selling price is fixed and determinable; and (iv) collection is reasonably assured. For orders with terms of F.O.B. Shipping Point, delivery and title transfer at the time of shipment, for FOB Destination orders, delivery and title transfer at the customer’s premises.

The Company’s products are tested by its quality assurance department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred except for customary warranty provisions. Historically, returns have been immaterial to the Company’s consolidated financial statements and are projected to remain at a consistent immaterial level in the future. The Company reports all amounts billed to customers related to shipping and handling as revenue and includes all costs incurred for shipping and handling as cost of sales. The Company also provides certain contract fermentation services for which revenue is recorded at the time the materials are shipped to the customer, in accordance with the terms of the underlying purchase order, which orders do not contain customer acceptance clauses. The purchase orders have historically had a very low cancellation rate.

The Company’s products carry limited warranties that in general do not exceed one year from sale with the exception of ultra-low temperature freezers that carry a 5-year warranty and certain shaker products that carry a 2-year warranty. The Company accrues estimated product warranty costs based on historical trends at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The Company periodically sells maintenance contracts to certain customers. The value of such contracts is deferred and recognized into revenue on a straight line basis over the term of the contract.

Derivative instruments and hedging activities:

From time to time, the Company has entered into forward foreign exchange contracts to hedge certain firm and anticipated sales commitments, net of offsetting purchases, denominated in certain foreign currencies. The purpose of such foreign currency derivatives is to mitigate the risk that the eventual cash flows resulting from the sale of products to certain foreign customers (net of purchases from applicable foreign suppliers) will be adversely affected by fluctuations in exchange rates. There were no forward foreign exchange contracts at December 31, 2005 and 2004. The Company also enters into interest rate swaps to mitigate interest rate risks from its variable rate debt (see Note 6). The Company does not hold or issue derivative financial instruments for trading or speculative purposes. On December 31, 2005 and 2004, the Company did not have any derivative instruments outstanding with the exception of three interest rate swaps utilized to fix the interest rates on certain debt incurred for acquisitions and an equipment purchase.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Company accounts for its derivative and hedging transactions in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

On April 1, 2005 the Company put in place the required documentation as prescribed by SFAS No. 133 and designated its three interest rate swaps as cash flow hedges and will therefore avail itself of the hedge accounting rules for the remainder of the lives of the swaps. As such, the negative fair values of the swaps as of the designation date, which aggregated $146,000, will ultimately be recognized into income over the remaining lives of the interest rate swaps as ineffectiveness. Since April 1, 2005, hedge ineffectiveness measured each quarter is recognized in operations. The effective changes in the fair value of the swaps subsequent to April 1, 2005 are shown as an increase or decrease in other comprehensive income on the Company’s balance sheet in accordance with the requirements of SFAS No. 133.

At December 31, 2005 the remaining negative fair values of the swaps aggregated $36,000. During the years ended December 31, 2005, 2004 and 2003, the change in the fair value of the swap agreements recorded as a decrease to interest expense amounted to $197,000 (the Company recognized $80,000 of hedge ineffectiveness since April 1, 2005), $261,000 and $172,000, respectively.

Recently issued accounting standards:

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. When SFAS No. 123R becomes effective, it will replace SFAS No. 123 and supersede Accounting Principles Board (“APB”) Opinion No. 25 and will require companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. As required, the Company will adopt the new standard effective January 1, 2006 utilizing the modified prospective basis as allowed under SFAS No. 123R and the Company expects to record pre-tax incremental share-based employee compensation expense of $328,000 in 2006.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share Based Payment Awards.” This FSP requires an entity to follow either the transition guidelines for the additional paid-in capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is evaluating the impact of the adoption of this FSP in connection with the adoption of the SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is required to be adopted in the first quarter of 2006. The Company has determined that the adoption of SFAS No. 151 will not have a material impact on the consolidated financial statements.

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

Reclassifications:

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 financial statement presentation.

2.	Inventories at December 31 consist of:

	2005	2004
	(In thousands)
Raw materials and sub-assemblies	$7,123	$6,914
Work-in-process	2,120	1,366
Finished goods	3,912	3,859
	$13,155	$12,139

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3.	Property, plant and equipment at December 31 consists of:

	2005	2004
	(In thousands)
Land	$745	$780
Buildings and improvements	4,386	4,499
Machinery and equipment	18,337	17,560
	23,468	22,839
Less accumulated depreciation	16,873	16,344
	$6,595	$6,495

4.	Acquisition:

On November 14, 2003, the Company acquired all of the outstanding common stock of RS Biotech Laboratory Equipment Limited (RS Biotech), a United Kingdom corporation located in Irvine, Scotland. The purchase price consisted of £975,000 ($1,645,000 at the date of acquisition) in cash and £975,000 ($1,645,000 at the date of acquisition) in notes, payable £487,500 on the first and second anniversary, respectively, of the acquisition with interest at the lower of 6% or the base rate of the Bank of Scotland payable semi-annually. In addition, the Company was obligated to pay an additional £300,000 if certain minimum unit sales of CO2 incubators are achieved. At the date of the acquisition, the Company believed the payment of such additional consideration was determinable beyond a reasonable doubt and as such, recorded the amount as a liability and as additional purchase price. In 2005 the Company paid £150,000 of this amount and anticipates paying the remaining £150,000 in 2006. The source of the cash consideration paid was the Company’s line of credit for acquisition purposes provided by Wachovia Bank, National Association, payable in monthly principal installments of $17,858 plus interest. RS Biotech is in the business of designing, developing and manufacturing CO2 incubators for laboratories. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of RS Biotech have been included in the Company’s consolidated financial statements from November 14, 2003. The excess of purchase price over the fair value of net identifiable tangible assets acquired of $3,142,000 has been recorded as $2,742,000 of goodwill and $400,000 for the trade name, which is included in other assets in the accompanying consolidated balance sheets and has a life of 15 years (amortization expense of $26,666 per year).

The acquisition of RS Biotech consisted of the following (in thousands):

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Net cash paid	$1,789
Debt incurred	2,151
Liabilities assumed	284
Fair value of tangible assets acquired	(1,082)
Amount allocated to intangible assets acquired	(400)
Goodwill	$2,742

5.	Investment in Antyra, Inc.:

The Company had an equity investment in Antyra, Inc. , a biotechnology startup company, that was written down to zero in 2001. Antyra, Inc. was majority-owned and fully funded by the Company until June 14, 2001 at which time Antyra, Inc. raised funds from an institutional investor reducing the Company’s ownership interest to 47%. Antyra, Inc. has subsequently succeeded in raising additional capital.

The Company currently has a less than 20% equity investment in Antyra, Inc. that is carried at zero value on the Company’s consolidated balance sheet since the continuing viability of Antyra, Inc. is dependent upon the raising of additional capital, which is uncertain, for its continued existence. The Company provides no funds to Antyra, Inc. but does provide laboratory space in exchange for equity securities of Antyra, Inc. Under the terms of a lease with Antyra, Inc., the Company receives shares of Antyra, Inc. preferred stock on a monthly basis in lieu of rent payments. For financial reporting purposes, the Company is attributing no value to the shares received under this arrangement.

6.	Long-term debt and credit agreement:

The Company and Wachovia Bank, National Association (the “Bank”) are parties to an agreement (the “Bank Agreement”), which has had a number of amendments, which expires on May 31, 2008, which provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The maturity of the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006 and with respect to a 2003 acquisition is November 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement, bear interest at the Bank’s prime rate less 125 basis points or LIBOR plus 125 basis points, at the discretion of the Company. At December 31, 2005, the Bank’s prime rate was 7.25% and LIBOR was 4.38%.

All of the Company’s domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, at December 31, 2005.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following amounts were outstanding and available under the Bank Agreement (in thousands):

	December 31, 2005				December 31, 2004
	Total Line	Available	Outstanding		Outstanding
Acquisitions	$10,000	$4,867	$5,133(a	)	$5,634(a	)
Equipment loans	2,500	2,019	481(b	)	646(b	)
Working capital and letters of credit	5,000	4,971	29(c	)	9(c	)
Foreign exchange transactions	10,000	10,000	-		-
	$27,500	$21,857	$5,643		$6,289
_____________________
(a)
$4,079,000 in 2005 and $4,366,000 in 2004 at fixed interest of 8% per annum and $1,054,000 in 2005 and $1,268,000 in 2004 at fixed interest of 4.46% per annum through the use of interest rate swap agreements

(b)	Interest fixed at 4.14% per annum through the use of an interest rate swap agreement
(c)	Letters of credit

At December 31, 2005 and 2004, the interest rate swaps referred to above had aggregate negative fair values of $36,000 and $264,000, respectively, and are included in Other Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, the Company issued notes in the amount of £250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At December 31, 2005 and 2004, the balance due on the notes was £100,000 ($172,000) and £150,000 ($258,000), respectively.

In November 2003, the Company issued notes in the amount of £975,000 ($1,645,000 at the date of acquisition) in connection with the acquisition of RS Biotech. The notes did bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland and were payable £487,500 on the first and second anniversary, respectively, of the acquisition. At December 31, 2004, the balance due on the notes was £487,500 ($936,000).

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At December 31, 2005, $80,000 and $107,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2004, $124,000 and $153,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Aggregate annual maturities of long-term debt are as follows:

Year ending December 31	Amount
(In thousands)

2006	$4,597
2007	523
2008	834
2009	32
After 2009	-
$5,986

7.	Accounts payable and accrued expenses at December 31, consists of:

	2005	2004
	(In thousands)
Accounts payable-trade	$4,367	$2,429
Accrued salaries, wages and payroll taxes	2,461	2,327
Accrued warranties	963	866
Deferred maintenance contract income	409	477
Commissions payable	810	522
Accrued income taxes	517	79
Other accrued liabilities	1,255	892
	$10,782	$7,592

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8.	Income taxes:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Income (loss) before income tax expense:
Domestic	$1,531	$3,019	$(121)
Foreign	2,653	248	(1,133)
	4,184	$3,267	$(1,254)
Income tax expense (benefit) consists of:
Federal-current	$419	$(149)	$(237)
Federal-deferred	135	905	362
State-current	74	6	(28)
State-deferred	25	243	(11)
Foreign-current	1,012	331	12
Foreign-deferred	25	--	--
	$1,690	$1,336	$98

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Inventories	$637	$805
Allowance for doubtful accounts	112	147
Accrued expenses	419	466
Foreign net operating loss carryforward	1,271	1,344
Domestic capital loss and contribution carryforwards	502	367
Other assets	1,152	1,060
Gross deferred tax assets	4,093	4,189
Less: valuation allowance	1,773	1,711
	2,320	2,478
Deferred tax liabilities:
Accumulated depreciation	670	744
Pension	781	872
	1,451	1,616
Net deferred tax asset	$869	$862

At December 31, 2005, the Company has current deferred tax assets of $543,000 and non-current deferred tax assets of $326,000. At December 31, 2004, the Company has current deferred tax assets of $1,089,000 and has a deferred tax liability of approximately $227,000, which is included in other liabilities in the accompanying 2004 consolidated balance sheet.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Included above are the tax effect of foreign net operating loss carryforwards of approximately $2,901,000, which are covered by a full valuation allowance. Also covered by a full valuation allowance are domestic capital loss and contribution carryforwards. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2005.

The Company's effective income tax rates for 2005, 2004 and 2003 differed from the U.S. statutory Federal income tax rate of 34% as follows:

	2005	2004	2003
Computed "expected" tax expense (benefit)	$1,423	$1,111	$(426)
Increase (decrease) in taxes resulting From:
State taxes, net of federal benefit	66	179	(16)
Rate differential between U.S. and foreign income taxes, net of foreign tax credits	(12)	(22)	21
Change in valuation allowance allocated to income tax expense	159	121	411
Other	54	(53)	108
Actual tax expense	$1,690	$1,336	$98

9.	Pension plans and other liabilities:

The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $120,000, $126,000 and $130,000 in 2005, 2004 and 2003, respectively.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following table sets forth the U.S. defined benefit plan’s projected benefit obligation, fair value of plan assets and funded status at December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Change in projected benefit obligation
Benefit obligation at beginning of year	$8,868	$8,433
Actuarial (gain) loss	574	(9)
Service cost	398	381
Interest cost	497	481
Benefits paid	(416)	(418)
Benefit obligation at end of year	$9,921	$8,868

Change in plan assets
Fair value of plan assets at beginning of year	$7,075	$5,905
Actual gain on plan assets	501	629
Employer contributions	1,022	1,040
Expenses paid	(102)	(81)
Benefits paid	(416)	(418)
Fair value of plan assets at end of year	$8,080	$7,075

Miscellaneous items at end of year
Projected benefit obligation	$(9,921)	$(8,868)
Fair value of plan assets	8,080	7,075
Funded status	$(1,841)	$(1,793)
Unrecognized net transition obligation	15	34
Unrecognized prior service cost	(2)	(6)
Unrecognized net loss	3,567	3,035
Net amounts recognized	$1,739	$1,270

Amounts recognized in financial statements
Accrued benefit cost	$(1,444)	$(1,413)
Intangible asset	13	28
Accumulated other comprehensive loss (reduction in shareholder equity, excluding the deferred tax effect)	3,170	2,655
Prepaid pension	$1,739	$1,270

The accumulated benefit obligation for the U.S. defined benefit pension plan was $9,524,000 and $8,488,000 at December 31, 2005 and 2004, respectively.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Components of net periodic benefit cost	(In thousands)
Service cost	$398	$381	$314
Interest cost	497	481	483
Expected return on plan assets	(547)	(467)	(386)
Transition obligation	19	19	19
Amortization of prior service cost	(4)	(4)	(4)
Recognized net actuarial loss	190	217	259
Net periodic benefit cost	$553	$627	$685

Weighted-average assumptions and measurement dates	2005	2004	2003
Benefit obligations:
Discount rate	5.55%	5.75%	5.85%
Rate of compensation increase	3.00%	3.00%	3.00%
Measurement date - December 31	2005	2004	2003
Census data snapshot date - December 31	2005	2004	2003
Net periodic pension cost:
Discount rate	5.75%	5.85%	6.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Measurement date - January 1	2005	2004	2003
Census data snapshot date - January 1	2005	2004	2003

The Company’s best estimate of its contributions to the plan is $800,000 for the year ending December 31, 2006.

The expected benefit payments over the next ten years are (in thousands):

2006	$490
2007	501
2008	530
2009	570
2010	594
2011-2015	3,345
$6,030

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The asset allocation of plan assets at December 31, 2005 and 2004 were as follows:

Asset Category	2005	2004
Cash and cash equivalents	2.9%	2.6%
Debt securities	29.2	37.8
Equity securities	66.3	59.6
Real estate investment trust	1.6	-
Total	100.0%	100.0%

The Company’s overall investment objective is to maintain a balanced portfolio focused on maintaining the inflation-adjusted value of the current asset base while allowing for potential real growth in principal. The objective is to have a 40% to 70% exposure to equities with the remainder in debt securities. Coherent in this investment objective is the understanding that the portfolio is subject to the risk of short-term principal volatility associated with investing in stocks and bonds, including the potential loss of capital.

The plan’s assets are managed by outside professionals. The investment time horizon is at least 3-5 years. There are no regular cash flow requirements from the portfolio and all income is reinvested into principal since the cash needs of the plan are met by the Company’s annual contributions. The Company is not aware of any pending substantial liquidity needs from the plan. The Company’s minimum performance objective is to meet its assumed expected annual return on plan assets of 7.5%. The plan is not permitted to invest in illegal and not readily marketable securities or real estate.

Pension expense in 2005 was determined using a 5.75% discount rate (consistent with the determination of liabilities at the end of 2004) and the December 31, 2005 plan liability and other disclosure items using a 5.55% discount rate. The discount rates were determined as [3x(a)+(b)]/4 where (a) is the average Aaa (Moody’s) long term corporate bond yield for the six months ending in December and (b) is the average Baa (Moody’s) long term corporate bond yield for the six months ending in December but not less than the Citigroup Pension Liability Index as of the end of the year. The expected long-term rate of return on plan assets is 7.5%. The Company employs a building block approach in determining the long-term rate of return for plan assets with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. The annual salary increase assumption of 3% was selected based on the Company’s estimate.

The minimum additional pension liability in 2005 and 2004 are non-cash items which are offset by a direct reduction to shareholders’ equity of $2,038,000 and $1,726,000, respectively.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 2005, 2004 and 2003 was $157,000, $141,000 and $127,000, respectively.

International pension expense in 2005, 2004 and 2003 was not material. Foreign plans generally are insured or otherwise fully funded.

10.	Shareholders’ equity:

2001 Non-Qualified Stock Option Plan

The 2001 Non-Qualified Stock Option Plan (the 2001 Plan) for officers and key employees provides for the granting of options to purchase up to 462,000 shares of the Company’s Common stock. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than the fair market value of the Company’s Common stock on the date of grant.

1999 Stock Option Plan for Nonemployee Directors

The 1999 Stock Option Plan for Nonemployee Directors (the 1999 Plan) provides for the granting of options to purchase up to 246,410 shares of the Company's Common stock. No options may be granted under the 1999 Plan after March 17, 2009. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than eighty-five percent (85%) of the fair market value of the Company’s Common stock on the date of grant.

1998 Stock Option Plan for 10% Shareholder - Directors

The 1998 Stock Option Plan for 10% Shareholder-Directors (the 1998 Plan) provides for the granting of options to purchase up to 294,151 shares of the Company’s Common stock. No options may be granted under the 1998 Plan after March 17, 2008. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than the fair market value of the Company’s Common stock on the date of grant.

Stock Option Agreements

Stock option agreements were entered into in 1997 with the two Shareholder-Directors of the Company for a grant of options to purchase 194,869 shares of the Company’s Common stock. The options were issued at fair market value on the date of grant, were exercisable in five equal annual installments commencing one year after date of grant and were due to expire five years after date of grant. All options granted under these agreements were exercised in 2002.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following table summarizes the Company’s activity in the aggregate, for the aforementioned stock option plans and agreements:

	Stock Options	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, January 1, 2003	968,158	$2.25 - $5.67	$4.10
Granted	132,000	4.59	4.46
Exercised	(12,884)	3.22	3.22
Cancelled	(50,865)	3.22 - 4.60	4.46
Outstanding, December 31, 2003	1,036,409	2.25 - 5.67	4.14
Granted	15,000	6.07	6.07
Exercised	(194,722)	3.10 - 4.60	3.31
Cancelled	(136,031)	3.22 - 4.60	3.95
Outstanding, December 31, 2004	720,656	2.25 - 5.67	4.45
Granted	136,500	6.14	6.14
Exercised	(108,604)	3.08 - 5.26	3.45
Cancelled	(156,632)	3.10 - 5.26	4.81
Outstanding, December 31, 2005	591,920	$2.25 - $6.14	$4.93

Information regarding stock options outstanding as of December 31, 2005 is as follows:

	Outstanding
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Number of Shares Exercisable
$2.25	6,655	1.28	5,324
4.45	102,850	3.14	54,340
4.49	121,000	2.01	79,376
4.59	8,250	3.10	3,300
4.60	151,065	0.58	151,065
4.64	48,400	2.78	29,040
5.67	2,200	2.93	1,320
6.07	15,000	4.42	-
6.14	136,500	5.15	12,000
	591,920		335,765

In the aggregate, related to the aforementioned stock option plans, there were 488,162 additional shares available for grant at December 31, 2005.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In 1987, the Company adopted an Employee Stock Purchase Plan. Under the amended Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 95% of fair market value on specified dates. The Company has reserved 559,231 shares of its authorized shares of Common stock for this purpose. During 2005, 2004 and 2003, 32,056, 34,755 and 54,469 Common shares, respectively, were issued under the plan.

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

In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (“ESOP”). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock and plan expenses. The Company made contributions to the ESOP of $10,000, $3,000 and $3,000 during 2005, 2004, and 2003, respectively.

Shareholders’ Equity includes a non-interest bearing note receivable, resulting from the exercise of stock options, from the Corporate Controller in the amount of $10,000. Imputed interest on this note as well as a note from the former Vice President - Finance, which was repaid in 2005, amounted to $357, $360 and $517, during 2005, 2004, and 2003, respectively.

11.	Segment information:

Business segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131)” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

The Company has one business segment, which consists of the manufacture and marketing of equipment used in the pharmaceutical, medical, biotechnology, chemical and environmental research fields throughout the world.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Company sells its equipment to biotechnology and pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of Federal, State and Municipal government departments and agencies in the United States and abroad.

While only a small percentage of the Company's sales are made directly to United States government departments and agencies, its domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. The Company regularly evaluates credit granted to customers.

The following table sets forth the Company's net sales by geographic area for 2005, 2004 and 2003. Net sales by geographic areas are attributed to geographic area based on the location of the customer (in thousands):

	United States	Europe	Asia	Other	Consolidated
Net sales:
2005	$28,276	$24,921	$7,223	$7,196	$67,616
2004	28,087	21,374	6,148	6,515	62,124
2003	24,567	14,331	5,208	5,298	49,404

During 2005, 2004 and 2003, net sales from domestic operations to foreign customers were $16,905,000, $14,201,000 and $11,824,000, respectively. Export sales from the United States are made to many countries and areas of the world including the Far East, India, the Middle East and South America with the most significant sales going to Canada, Europe, China, Japan, India, Taiwan and Brazil. Net sales from domestic operations to foreign customers are included in the geographic areas of the respective customers in the table above.

One multi-national distributor, Fisher Scientific, based in the United States accounted for approximately 13.8%, 16.0% and 15.9%, respectively, of consolidated net sales during the years ended December 31, 2005, 2004 and 2003.

The following table sets forth the Company’s long-lived assets by geographic area for 2005, 2004 and 2003. The information shown below under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries primarily in The Netherlands, Belgium and Germany (in thousands):

Long-lived assets:	United States	United Kingdom	Europe	Consolidated
2005	$7,105	$8,806	$806	$16,717
2004	6,505	9,812	929	17,246
2003	6,445	9,094	922	16,461

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

12.	Related party transactions:

Until December 15, 2003, David Freedman, Chairman of the Board of the Company, was the owner of Bio-Instrument Ltd., a foreign firm that acted as an agent for sales of the Company’s products to customers in Israel, and earned commissions on those sales. During 2003 this firm earned commissions of $16,316 on purchases by customers in Israel of the Company’s products. These commissions paid by the Company to Bio-Instrument Ltd. were comparable to commissions paid to unrelated distributors and sales representatives. On December 15, 2003, Mr. Freedman sold his ownership interest in Bio-Instrument Ltd. to an unrelated third party.

Carol Freedman, the daughter of David Freedman, and the sister of Kenneth Freedman (the son of David Freedman and a director of the Company), has been employed by the Company in various capacities since 1979. Ms. Freedman is currently Customer Service Manager and is the Assistant Treasurer of the Company. Her compensation for 2005 and 2004 was $60,900 and $58,300, respectively; she also received options to purchase 1,100 shares of the Company’s Common stock in 2003 under the Company’s 2001 Stock Option Plan for Officers and Key Employees.

13.	Commitments and contingencies:

The Company is obligated under the terms of various operating leases. Rental expense under such leases for 2005, 2004 and 2003 was $716,000, $615,000 and $655,000, respectively. As of December 31, 2005, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):

	Obligation	Sublease Rentals	Net

2006	$825	$249	$576
2007	603	249	354
2008	465	249	216
2009	373	230	143
2010	172	172	--
After 2010	686	686	--
Total minimum payments Required	$3,124	$1,835	$1,289

The Company is ultimately liable under two leases in the United Kingdom for premises that have been sublet to third parties. One lease pursuant to which the annual rent is £99,750 ($172,000 at December 31, 2005) expires in 2014 and has been sublet for the entire remaining term of the lease. The second lease on which the annual rent is £45,000 ($77,000 at December 31, 2005) runs until September 2009 and is also sublet for the remainder of the lease term.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

14.	Quarterly financial information (unaudited) (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2005
Net sales	$16,108	$15,180	$16,137	$20,191	$67,616
Gross profit	6,302	5,913	6,785	8,043	27,043
Net income	407	4	833	1,250	2,494
Income per share:
Basic	$0.05	$0.00	$0.09	$0.14	$0.28
Diluted	0.05	0.00	0.09	0.14	0.28

Year ended December 31, 2004
Net sales	$14,622	$14,905	$15,192	$17,405	$62,124
Gross profit	5,931	6,022	5,969	6,910	24,832
Net income	280	432	229	990	1,931
Income per share:
Basic	$0.03	$0.05	$0.03	$0.11	$0.22
Diluted	0.03	0.05	0.03	0.11	0.22
________________

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted by the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation as of the evaluation date, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders currently scheduled for May 30, 2006 and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item with respect to directors and executive officers is incorporated by reference to the Proxy Statement. Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Registrant has a code of ethics for its Chief Executive Officer, President, Chief Financial Officer and Corporate Controller, which has been posted on its website at http://nbsc.com. Registrant will disclose on its website when there have been any waivers of, or amendments to, the code of ethics.

At least one member of Registrant’s audit committee is considered as an audit committee financial expert. Registrant’s audit committee consists of Joel Jaffe, Peter Schkeeper and Ernest Gross.

Item 11.	Executive Compensation.

The information required by this Item with respect to the compensation of the Registrant’s executive officers is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information required by this item is incorporated herein by reference to the Registant’s Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the SEC in April 2006, pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

1.	Financial statements and supplementary data included in Part II of this report:

New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial statement schedules included in part IV of this report:

Schedule II

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Controls and Procedures

4.	Exhibits:

The Exhibits index is on Page 61.

Schedule II

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

		Additions

	Balance At Beginning of Period	Charged to Costs and (Credited) to Expenses	Charged to Other Accounts	Deductions	Balance At End of Period

Year ended December 31, 2005
Allowance for doubtful accounts	$511	$(53)	$(14)	$49	$395

Inventory valuation allowance	2,564	315	(132)	607	2,140

Year ended December 31, 2004
Allowance for doubtful accounts	603	(106)	38	24	511

Inventory valuation allowance	2,658	883	107	1,084	2,564

Year ended December 31, 2003
Allowance for doubtful accounts	467	114	22	-	603

Inventory valuation allowance	1,932	918	65	257	2,658

EXHIBIT INDEX

(3a)
Restated Certificate of Incorporation, as amended is incorporated herein by reference from Exhibit (4) to the Registrant's Registration Statement on Form S-8 on file with the commission (No. 33-15606), and with respect to two amendments to said Restated Certificate of Incorporation, to Exhibit (4b) of Registrant's Registration Statement on Form S-8 (No. 33-16024).

(3b)	Restated By-Laws of the Company, as amended and restated is incorporated herein by reference to Exhibit (3b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(3c)
Rights Agreement dated as of October 31, 1999 between New Brunswick Scientific Co., Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Summary of Terms of the Rights Agreement as Exhibit B is incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on October 29, 1999.

(3d)
Amendment to the Restated Certificate of Incorporation of the Company is incorporated herein by reference to Item 2 of Registrant’s Proxy Statement filed with the Commission on or about April 13, 1999.

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

(10-4)
Distribution agreement with Fisher Scientific dated February 2, 1990, as amended and restated is incorporated herein by reference to Exhibit (10-5) of The Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.

(10-8)	Termination Agreement with David Freedman is incorporated herein by reference to Exhibit of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

(10-9)	Termination Agreement with Samuel Eichenbaum is incorporated herein by reference to Exhibit (10-9) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991

(10-10)	Involuntary Termination Agreement with Samuel Eichenbaum is incorporated herein by reference to Exhibit (10-10) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10-12)	1991 Nonqualified Stock Option Plan is incorporated herein by reference to Exhibit (10-12) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10-13)
Indemnification Agreements in substantially the same form as with all the Directors and Officers of the Company is incorporated herein by reference to Schedule A to Exhibit (10-13) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(10-19)
Credit Agreement between New Brunswick Scientific Co., Inc. and First Union National Bank dated April 1, 1999 is incorporated herein by reference to Exhibit (10-19) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10-23)	Indemnification Agreements with Kenneth Freedman and Peter Schkeeper are incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10-24)
Indemnification Agreements with Jerome Birnbaum and Lee Eppstein are incorporated herein by reference to Exhibit (10-24) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10-25)
Indemnification Agreements with James T. Orcutt and Daniel S. Van Riper are incorporated herein by reference to Exhibit (10-25) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10-26)
The New Brunswick Scientific Co., Inc., 1998 Nonqualified Stock Option Plan for Ten Percent Shareholder - Directors is incorporated herein by reference to Appendix “A” appended to the Company’s Proxy Statement filed with the Commission on or about April 10, 1998.

(10-27)
The New Brunswick Scientific Co., Inc., 1999 Stock Option Plan forNonemployee Directors is incorporated herein by reference to Appendix “C” appended to the Company’s Proxy Statement filed with the Commission on or about April 13, 1999.

(10-28)
The New Brunswick Scientific Co., Inc. 2001 Nonqualified Stock Option Plan for Officers and Key Employees is incorporated herein by reference to Appendix “A” appended to the Company’s Proxy Statement filed with the Commission on or about April 17, 2001.

(10-29)	Involuntary Termination Agreement with James T. Orcutt is incorporated herein by reference to Exhibit (10-29) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10-31)
Fifth Amendment to Credit Agreement between New Brunswick Scientific Co., Inc. and First Union National Bank dated April 1, 1999 is incorporated herein by reference to Exhibit (10-31) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10-32)	Involuntary Termination Agreement with Lee Eppstein is incorporated herein by reference to Exhibit (10-32) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10-33)
Sixth Amendment to Credit Agreement between New Brunswick Scientific Co., Inc. and Wachovia Bank, National Association (previously First Union National Bank) dated April 1, 1999 is incorporated herein by reference to Exhibit (10-33)) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

(10-34)	Indemnification Agreement with Joel Jaffe is incorporated herein by reference to Exhibit (10-34) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10-35)
New Brunswick Scientific Co., Inc. Employee Stock Purchase Plan, as amended, is incorporated by herein by reference to Item 2 of Registrant’s Proxy Statement filed with the Commission on April 17, 2005.

(10-36)*	Seventh Amendment to Credit Agreement between new Brunswick Scientific Co., Inc. and Wachovia Bank, National Association (Previously First Union National Bank) dated April 1, 1999.

(10-37)*	Indemnification Agreement with Thomas Bocchino.

(22)	Subsidiaries of the Company.

(24a)*	Consent of KPMG LLP.

(31)	Certification of Thomas Bocchino.

(31)	Certification of David Freedman.

(32)	Certifications of David Freedman and Thomas Bocchino.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BRUNSWICK SCIENTIFIC CO., INC.

Dated: March 20, 2006	By:	/s/ David Freedman
David Freedman
Chairman of the Board
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 20, 2006	By:	/s/ Adele Lavender
Adele Lavender
Corporate Secretary

Dated: March 20, 2006	By:	/s/ Thomas Bocchino
Thomas Bocchino
Vice President, Finance
Treasurer and Chief Financial Officer
(Chief Accounting Officer)

Dated: March 20, 2006	By:	/s/ James T. Orcutt
James T. Orcutt
President
Chief Operating Officer and Director

Dated: March 20, 2006	By:	/s/ Dr. Jerome Birnbaum
Dr. Jerome Birnbaum
Director

Dated: March 20, 2006	By:	/s/ Kenneth Freedman
Kenneth Freedman
Director

Dated: March 20, 2006	By:	/s/ Ernest Gross
Ernest Gross
Director

Dated: March 20, 2006	By:	/s/ Joel Jaffe
Joel Jaffe
Director

Dated: March 20, 2006	By:	/s/ Dr. David Pramer
Dr. David Pramer
Director

Dated: March 20, 2006	By:	/s/ Peter Schkeeper
Peter Schkeeper
Director

Dated: March 20, 2006	By:	/s/ Daniel S. Van Riper
Daniel S. Van Riper
Director