Form 10-Q
period 2006-04-01
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2006-05-10
CIK 71241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2006

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                          Commission File Number 0-6994

                        NEW BRUNSWICK SCIENTIFIC CO., INC.
                        ----------------------------------
             (Exact name of registrant as specified in its charter)


  New Jersey                                                                              22-1630072
--------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

   44 Talmadge Road
  Edison, New Jersey                                                                           08817
--------------------------------------------------------------  ------------------------------------
(Address of principal executive offices)                                                  (Zip Code)



                                   (732) 287-1200
                                  ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange act. (Check one):
Large  accelerated  filer  [  ]     Accelerated  filer  [  ]     Non-accelerated
filer  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There are 9,126,514 Common shares outstanding as of April 12, 2006.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index


PART I - FINANCIAL STATEMENTS

        Item 1.  Financial Statements (unaudited)

        Consolidated Balance Sheets - April 1, 2006 and December 31, 2005     4

        Consolidated Statements of Operations - Three Months Ended
          April 1, 2006 and April 2, 2005                                     5

        Consolidated Statements of Cash Flows -
          Three Months Ended April 1, 2006 and April 2, 2005                  6

       Consolidated Statements of Comprehensive Income (Loss) -
         Three Months Ended April 1, 2006 and April 2, 2005                   8

       Notes to Unaudited Consolidated Financial Statements                   9

       Item 2.  Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                  15

       Item 3.  Qualitative and Quantitative Disclosures about Market Risk   20

       Item 4.  Controls and Procedures                                      20

PART II
 Item 1.   Legal Proceedings                                                 21

 Item 1A. Risk Factors                                                       21

 Item 6.   Exhibits                                                          21

 Signatures                                                                  22




FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of New Brunswick Scientific Co., Inc. and its subsidiaries. The forward-looking statements involve a number of risks and uncertainties, including but not limited to, changes in economic conditions, demand for our products, pricing pressures, intense competition in the industries in which we operate, the need for us to keep pace with technological developments and timely respond to changes in our customer needs, our dependence on third party suppliers, the effect on foreign sales of currency fluctuations, acceptance of new products, our labor relations and our customers and other factors identified in our Securities and Exchange Commission filings. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. We undertakes no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "Company", "we," "us," and "our" refer to New Brunswick Scientific Co., Inc. and its subsidiaries.

PART I - FINANCIAL STATEMENTS.


               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                     ASSETS
                                     ------

                                                                                                           April 1,     December 31,

                                                                                                              2006       2005
                                                                                                           ---------  ---------

Current assets:
 Cash and cash equivalents                                                                                 $  8,859   $ 11,351
 Accounts receivable, net                                                                                    11,867     11,989
 Inventories:
   Raw materials and sub-assemblies                                                                           7,880      7,123
   Work-in-process                                                                                            2,745      2,120
   Finished goods                                                                                             4,107      3,912
                                                                                                           ---------  ---------
     Total inventories                                                                                       14,732     13,155
 Deferred income taxes                                                                                          548        543
 Prepaid expenses and other current assets                                                                    1,653      1,211
                                                                                                           ---------  ---------
     Total current assets                                                                                    37,659     38,249
                                                                                                           ---------  ---------

Property, plant and equipment, net                                                                            6,723      6,595
Goodwill                                                                                                      7,938      7,864
Deferred income taxes                                                                                           326        326
Other assets                                                                                                  1,927      1,932
                                                                                                           ---------  ---------
     Total assets                                                                                          $ 54,573   $ 54,966
                                                                                                           =========  =========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
 Current installments of long-term debt                                                                    $  4,526   $  4,597
 Accounts payable and accrued expenses                                                                        8,834     10,782
                                                                                                           ---------  ---------
     Total current liabilities                                                                               13,360     15,379
                                                                                                           ---------  ---------

Long-term debt, net of current installments                                                                   1,280      1,389

Other liabilities                                                                                             1,325      1,480
                                                                                                           ---------  ---------
     Total liabilities                                                                                       15,965     18,248

Commitments and contingencies

Shareholders' equity:

 Common stock, $0.0625 par; authorized 25,000,000 shares;issued and outstanding:
 2006 - 9,121,738 shares; 2005 - 9,006,922 shares                                                               570        563
 Capital in excess of par                                                                                    54,080     53,423
 Accumulated deficit                                                                                        (14,186)   (14,769)
 Accumulated other comprehensive loss                                                                        (1,846)    (2,489)
 Notes receivable from exercise of stock options                                                                (10)       (10)
                                                                                                           ---------  ---------
   Total shareholders' equity                                                                                38,608     36,718
                                                                                                           ---------  ---------
     Total liabilities and shareholders' equity                                                            $ 54,573   $$54,966
                                                                                                           =========  =========

See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                 Three Months Ended
                                                  April 1,    April 2,
                                                       2006        2005
                                                  ----------  ----------

Net sales                                         $  16,967   $  16,108

Operating costs and expenses:
  Cost of sales                                      10,060       9,806
  Selling, general and administrative expenses        4,626       4,522
  Research, development and engineering expenses      1,286       1,137
                                                  ----------  ----------

    Total operating costs and expenses               15,972      15,465
                                                  ----------  ----------

Income from operations                                  995         643

Other income (expense):
  Interest income                                        88          53
  Interest expense                                      (90)        (36)
  Other, net                                            (30)         19
                                                  ----------  ----------
                                                        (32)         36
                                                  ----------  ----------

Income before income tax expense                        963         679
Income tax expense                                      380         272
                                                  ----------  ----------
Net income                                        $     583   $     407
                                                  ==========  ==========

Basic income per share                            $    0.06   $    0.05
                                                  ==========  ==========
Diluted income per share                          $    0.06   $    0.05
                                                  ==========  ==========
Basic weighted average number of shares
   outstanding                                        9,050       8,896
                                                  ==========  ==========
Diluted weighted average number of shares
   outstanding                                        9,117       8,990
                                                  ==========  ==========


See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                   April 1,    April 2,
                                                                                        2006        2005
                                                                                   ----------  ----------
Cash flows from operating activities:
Net income                                                                         $     583   $     407
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     362         308
       Share-based compensation                                                           73           -
       Deferred income taxes                                                              (5)         47
       Change in fair value of interest rate swaps                                       (24)       (117)
Change in related balance sheet accounts:
      Accounts and notes receivable                                                      330      (1,270)
      Inventories                                                                     (1,438)       (950)
      Prepaid expenses and other current assets                                         (416)       (589)
      Other assets                                                                       279        (154)
      Accounts payable and accrued expenses                                           (2,291)      1,262
      Advance payments from customers                                                    252         150
      Other liabilities                                                                 (149)       (108)
                                                                                   ----------  ----------
Net cash used in operating activities                                                 (2,444)     (1,014)
                                                                                   ----------  ----------

Cash flows used in investing activities:
      Additions to property, plant and equipment                                        (465)       (188)
      Proceeds from sale of equipment                                                      6           -
                                                                                   ----------  ----------
Net cash used in investing activities                                                   (459)       (188)
                                                                                   ----------  ----------

Cash flows from financing activities:
      Tax benefits from share-based compensation                                         181           -
      Repayments of long-term debt                                                      (196)       (207)
      Proceeds from issue of shares under stock purchase and option plans                410         240
      Payments on notes receivable related to exercised stock options                      -          11
                                                                                   ----------  ----------
Net cash provided by financing activities                                                395          44
                                                                                   ----------  ----------

Net effect of exchange rate changes on cash                                               16         (16)
                                                                                   ----------  ----------
Net decrease in cash and cash equivalents                                             (2,492)     (1,174)
Cash and cash equivalents at beginning of period                                      11,351      10,846
                                                                                   ----------  ----------
Cash and cash equivalents at end of period                                         $   8,859   $   9,672
                                                                                   ==========  ==========


See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                   (Unaudited)




                                                 Three Months Ended
                                                   April 1,   April 2,
                                                        2006       2005
                                                   ---------  ---------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                     $     147  $     157
      Income taxes                                 $     535  $     218



Supplemental Schedule of Non-Cash Financing Activates:
During the three months ended April 1, 2006, we retired 37,591 shares of Common Stock that were tendered to us upon the exercise of certain employee stock options. The market price of these shares aggregated $298,000.















See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)



                                         Three Months Ended
                                           April 1,     April 2,
                                                 2006   2005
                                               ------  ------
Net income                                     $  583  $ 407
Other comprehensive income (loss):
 Foreign currency translation adjustment          637   (561)
 Change in fair value of interest rate swaps        6      -
                                               ------  ------
Comprehensive income (loss)                    $1,226  $(154)
                                               ======  ------


See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of April 1, 2006 and the results of its operations for the three months ended April 1, 2006 and April 2, 2005 and its cash flows for the three months ended
April 1, 2006 and April 2, 2005. Interim results may not be indicative of the results that may be expected for the year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.


Note  2  -  Interest  rate  swaps:

We account for our derivative and hedging transactions in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

On April 1, 2005 we put in place the required documentation as prescribed by SFAS No. 133 and designated three interest rate swaps as cash flow hedges and will therefore avail ourselves to the hedge accounting rules for the remainder of the lives of the swaps. As such, the negative fair values of the swaps as of the designation date, which aggregated $146,000, will ultimately be recognized into income over the remaining lives of the interest rate swaps as ineffectiveness. Since April 1, 2005, hedge ineffectiveness measured each quarter will be recognized in operations. The effective changes in the fair value of the swaps subsequent to April 1, 2005 are shown as an increase or decrease in other comprehensive income on our balance sheet in accordance with the requirements of SFAS No. 133.

At April 1, 2006 the remaining negative fair values of the swaps aggregated $1,000. During the three months ended April 1, 2006 and April 2, 2005, the change in the fair value of the swap agreements recorded as a decrease to interest expense amounted to $24,000 and $117,000, respectively.

Note  3  -  Income  per  share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by us using the treasury stock method. Antidilutive stock options are excluded from the calculation of diluted income per share. For the three month periods ended April 1, 2006 and April 2, 2005 there were no stock options that were antidilutive. The dilutive effect of stock options for the three month periods ended April 1, 2006 and April 2, 2005 are 67,000 and 94,000 shares, respectively.

Note  4  -  Long-term  debt  and  credit  agreement:

We are parties to an agreement with Wachovia Bank, National Association (the "Bank"), which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At April 1, 2006, the Bank's prime rate was 7.75% and LIBOR was 4.83%.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We are in compliance with our covenants pursuant to the Bank Agreement at April 1, 2006.

The following amounts were outstanding and available under the Bank Agreement (in thousands):



                                                         April 1, 2006  December 31, 2005
                                                       ----------------  -----------------
                                       Total
                                       Line     Available   Outstanding    Outstanding
                                       -------  ----------  -------------  -------------
Acquisitions                           $10,000  $    4,997  $    5,003(a)  $    5,133(a)
Equipment loans                          2,500       2,060         440(b)         481(b)

Working capital and letters of credit    5,000       4,971          29(c)          29(c)

Foreign exchange transactions           10,000      10,000              -              -
                                       -------  ----------  -------------  -------------
                                       $27,500  $   22,028  $       5,472  $       5,643
                                       =======  ==========  =============  =============






     _____________________
(a)     $4,003,000  in  2006  and $4,079,000 in 2005 at fixed interest of 8% per annum  and  $1,000,000 in 2006 and $1,054,000 in 2005 at fixed interest of 4.46%
per  annum  through  the  use  of  interest  rate  swap  agreements.
(b)     Interest fixed at 4.14% per annum through the use of an interest rate swap agreement.
(c)     Letters of credit.




At April 1, 2006 and December 31, 2005, the interest rate swaps referred to above had aggregate negative fair values of $1,000 and $36,000, respectively, and are included in Other Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, we issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research
Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003.
At April 1, 2006 and December 31, 2005, the balance due on the notes was 100,000 ($174,000) and 100,000 ($172,000), respectively.

We are parties to first and second mortgages on the facility of our Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum.
During the terms of the mortgages, we are obligated to make monthly payments of interest and quarterly payments of principal. At April 1, 2006, $76,000 and $102,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2005, $80,000 and $107,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note  5  -  Stock-Based  Compensation:

We  have  non-qualified  stock  option plans for Officers and Key Employees, 10%
Shareholder  Directors  and Nonemployee Directors.  These plans are administered by the Compensation Committee of the Board of Directors. Options generally vest over five years from the date of grant. The exercise price of the options granted under the Nonemployee Directors plan must be at least 85% of the fair value of our Common Stock at the time the options are granted, all other plans require the exercise price of the options granted be not less than the fair market value of our Common Stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted.

In  December  2004,  the  Financial  Accounting  Standards Board ("FASB") issued
Statement  of  Financial  Accounting  Standards ("SFAS") No. 123 (revised 2004),
"Share-Based  Payment" ("SFAS 123R"), which replaces "Accounting for Stock-Based
Compensation,"  ("SFAS  123") and supersedes Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all sharebased payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

We adopted the new standard effective January 1, 2006 and have selected the Black-Scholes method of valuation for share-based compensation. We have adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in cost of sales, selling, general and administrative expenses and research, development and engineering expenses over the remaining service period after the adoption date based on the options' original estimate of fair value.

The  following table summarizes option activity for the three months ended April
1,  2006:

TABLE>

                                                                                                           Weighted
                                                                                                            Average   Aggregate
                                                                                              Weighted     Remaining  Intrinsic
                                                                                               Average     Contract     Value
                                                                                     Stock     Exercise     Term     (in
                                                                                     Options    Price   (in years)  thousands)
                                                                                     ---------  ------  ----------  -----------
Outstanding at December 31, 2005                                                      591,920   $ 4.93
Granted at exercise prices which equaled the fair market value on the date of grant   107,000     7.14
Exercised                                                                            (147,792)    4.58
Forfeited                                                                                (375)    4.53
                                                                                     ---------
Outstanding at April 1, 2006                                                          550,753   $ 5.45        3.61  $     1,597
                                                                                     =========
Exercisable at April 1, 2006                                                          208,327   $ 4.46        2.01  $       588
                                                                                     =========



For grants during the three months ended April 1, 2006, our weighted average assumptions for expected volatility, dividends, expected term until exercise, and risk-free interest rate were 48.08%, 0%, 4.5 years and 4.53%, respectively. Expected volatility is based on historical volatility of our Common Stock. The expected term of options is estimated based on our historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. We granted options in the three months ended April 1, 2006 with a fair value of $3.23 per option. In the three months ended April 1, 2006, we recorded pre-tax share-based compensation for options of $66,000 which is included in our income before income tax for the period. Had we not adopted SFAS 123R basic and diluted income per share would have been $.07 for the three months ended April 1, 2006. We capitalized $7,000 of compensation costs into inventory as of April 1, 2006. As of April 1, 2006, there was $877,000 of total unrecognized compensation cost related to unvested options that we expect to recognize over a weighted average period of 44 months. We utilize newly issued shares to satisfy the exercise of stock options. Prior to the adoption of SFAS 123R, we applied the intrinsic-value-based method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R, with the exception of option forfeitures, which we accounted for as they occurred.

The following table illustrates the pro forma effect on our net income and net income per share as if we had adopted the fair value-based method of accounting for stock-based compensation under SFAS 123 for the three months ended April 2, 2005 (in thousands, except per share amounts):

                                         Three Months Ended

                                                 April 2,

                                                   2005
                                                  -----
Net income as reported                            $ 407

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects     78
                                                  -----
Pro forma net income                              $ 329
                                                  =====

Income per share:
  Basic-as reported                               $0.05
                                                  =====
  Basic-pro forma                                 $0.04
                                                  =====

  Diluted-as reported                             $0.05
                                                  =====
  Diluted-pro forma                               $0.04
                                                  =====

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model. For grants during the three months ended April 2, 2005, our weighted average assumptions for expected volatility, dividends, expected life, and risk-free interest rate were 40.35%, 0%, 6 years and 3.99%, respectively. Options granted in the three months ended April 2, 2005 had a fair value of $2.79 per option.

Expected volatility is based on historical volatility of our Common Stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Cash received and tax benefit realized from stock option exercised for the three months ended April 1, 2006 was $410,000 and $181,000, respectively.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards" ("FSP 123R-3"). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool ("APIC POOL") of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. We have concluded that we will use the alternative method allowed by FSP 123R-3.

Note  6  -  Pension  plan:

Components of net periodic benefit cost for the three months ended April 1, 2006 and April 2, 2005 are as follows (in thousands):



                                Three Months Ended
                                April 1,     April 2,

                                      2006    2005
                                     ------  ------
Service cost                         $ 109   $  88
Interest cost                          132     124
Expected return on plan assets        (136)   (132)
Amortization of net obligation           5       5
Amortization of prior service costs     (1)     (1)
Amortization of net loss                60      48
                                     ------  ------
Net periodic pension cost            $ 169   $ 132
                                     ======  ======



We previously disclosed in our financial statements for the year ended December 31, 2005, that we expect to contribute $800,000 to our pension plan in 2006. Subsequently during our annual Pension Trustee's meeting with our actuary, it was decided to increase the contribution to $1,020,000. As of April 1, 2006, $255,000 of contributions have been made.

We have a defined contribution plan for our U.S. employees, with a specified matching employer contribution. The employer's expense for the three month period ended April 1, 2006 and April 2, 2005 was $49,000 and $41,000, respectively.

Note  7  -  Subsequent  Event:

On April 28, 2006, through our wholly owned subsidiary RS Biotech Laboratory Equipment Limited ("RS Biotech"), we purchased land and building located in Irvine, Scotland in the United Kingdom for 640,000 ($1,147,000). The purchase price was paid with cash on hand.

We will be moving the operations of RS Biotech into this new facility and therewith vacate the former leased facility of RS Biotech. We anticipate that we will take a charge of approximately 15,000 in the second quarter of 2006 for the writeoff of leasehold improvements and other costs related to vacating the leased facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is Management's Discussion and Analysis of significant factors that have affected our operating results and financial condition during the three month periods ended April 1, 2006 and April 2, 2005, respectively, which should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

We previously reported on Form 8-K that on April 28, 2006, through our wholly owned subsidiary RS Biotech Laboratory Equipment Limited ("RS Biotech"), we purchased land and building located in Irvine, Scotland in the United Kingdom for 640,000 ($1,147,000). The purchase price was paid with cash on hand.

We will be moving the operations of RS Biotech into this new facility and therewith vacate the former leased facility of RS Biotech. We anticipate that we will take a charge of approximately 15,000 in the second quarter of 2006 for the writeoff of leasehold improvements and other costs related to vacating the leased facility.

We are in the process of implementing our enterprise resource planning system ("ERP System"). This implementation is expected to be completed over the next three years and includes changes that involve internal controls over financial reporting. Although we expect this implementation to proceed without any material adverse effects, the possibility exists that the migration to our ERP System could adversely affect our internal controls, our disclosure controls and procedures or our results of operations in future periods.


                              RESULTS OF OPERATIONS
                              ---------------------

EXECUTIVE  OVERVIEW
-------------------

We are a leading provider of a wide variety of research equipment and scientific instruments for the life sciences used to create, maintain and control the physical and biochemical conditions required for the growth, detection and storage of microorganisms.

Our products are used for medical, biological, chemical and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances.

Well sell our equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology, and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of federal, state and municipal government departments and agencies in the United States. While only a small percentage of our sales are made directly to United States government departments and agencies, our domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. We also sell our equipment both directly (primarily in Europe) and through scientific equipment dealers to foreign companies, institutions and governments. Foreign sales may be affected by U.S. export control regulations applicable to scientific equipment.

Fisher Scientific, our largest customer, is the exclusive U.S. distributor of our C-Line, E-Series and I-Series biological shakers and is the exclusive dealer for our CO2 incubators in the U.S. Fisher Scientific is also the exclusive distributor of our C-Line shakers in certain European countries and has a broader distribution arrangement with us in Canada and in France.

NET  SALES
----------

The following table summarizes consolidated backlog, net orders and net sales for the three months ended April 1, 2006 and April 2, 2005 (in thousands of dollars):



                        Three Months Ended
                      April 1,     April 2, Decrease)     %
                            2006     2005  Increase   Change
                         -------  -------  ---------  ------
Backlog -  beginning     $10,776  $ 8,376  $   2,400    28.7
Add net orders received   16,612   15,719        893     5.7
Less net sales            16,967   16,108        859     5.3
                         -------  -------  ---------
Backlog - ending         $10,421  $ 7,987  $   2,434    30.5
                         =======  =======  =========



Net sales increased $859,000 or 5.3% to $16,967,000 in the 2006 quarter from $16,108,000 in the 2005 quarter. International sales increased 11.1% while domestic sales decreased 3.4%. Due to the strengthening of the dollar during the quarter, the effect of foreign currency translation negatively affected net sales during the 2006 quarter by $592,000 or 3.7% of net sales when compared with the 2005 quarter. The overall increase in net sales for the first quarter of 2005 was due principally to higher shipments of fermentation equipment, ultra low temperature freezers and CO2 incubators. Orders during the 2006 quarter increased 5.7%, and the backlog increased 30.5%. The increase in backlog is attributable to an increase in orders for our shakers, fermentation equipment and freezer ultra low temperature freezer products during the 2006 quarter.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three months ended April 1, 2006 and April 2, 2005 (in thousands of dollars):



               Three Months Ended
              April 1,     April 2
                  2006      2005
               --------  --------
Net sales      $16,967   $16,108
Cost of sales   10,060     9,806
               --------  --------
Gross profit   $ 6,907   $ 6,302
               ========  ========
Gross margin      40.7%     39.1%
               ========  ========



The increase in gross margin to 40.7% for the 2006 quarter from 39.1% in the 2005 quarter was due primarily to (i) greater absorption of overhead due to the increased production at our factories (ii) a favorable product mix and (iii) most of the sales increase being direct sales to end-users for which we realize greater margins than on sales to distributors. The 2005 quarter was negatively impacted by effects of our aggressive pricing strategy, which was aimed at gaining market share for certain products in select markets. In the 2006 quarter we capitalized $7,000 of compensation costs associated with the adoption of SFAS 123R into inventory as of April 1, 2006.

SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

Selling, general and administrative expenses increased $104,000 or 2.3% to $4,626,000 during the 2006 quarter from $4,522,000 during the 2005 quarter. The increase for the 2006 quarter from the comparable period of 2005 was primarily due to (i) training and maintenance costs associated with our enterprise resource planning system; (ii) increased personnel and related cost associated with our sales and service groups and (iii) a share-based compensation charge of $61,000 associated with the adoption of SFAS 123R. Partially offsetting these increases was a $146,000 benefit from the foreign currency translation effect of the stronger US dollar. The 2005 quarter was negatively impacted by $128,000 of consulting costs related to Sarbanes-Oxley Section 404 compliance.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

Research, development and engineering expenses increased $149,000 or 13.1% to $1,286,000 during the 2006 quarter from $1,137,000 during the comparable 2005 quarter. This increase is due to our new product development program, primarily the cost of outsourcing of certain engineering efforts, the cost of prototypes and the addition of personnel in order to meet an aggressive development schedule. The 2006 quarter included a share based compensation charge of $5,000 associated with the adoption of SFAS 123R.

INTEREST  INCOME
----------------

Interest income increased to $88,000 during the 2006 quarter from $53,000 during the 2005 quarter due primarily to rising interest rates on invested cash.

INTEREST  EXPENSE
-----------------

Interest expense increased to $90,000 during the 2006 quarter from $36,000 for the 2005 quarter due to the reduction of the favorable change in the fair value of interest rate swaps of $117,000 in 2005 to $24,000 in the 2006 quarter. Also contributing to the change was a lower level of average outstanding debt during the 2006 quarter.

OTHER  INCOME  (EXPENSE)
------------------------

The following table details other income (expense) for the three months ended April 1, 2006 and April 2, 2005 (in thousands):


                                               Three Months Ended
                                             April 1,     April 2,
                                                   2006    2005
                                                  ------  ------
(Loss) gain on foreign currency transactions (a)  $ (18)  $  32
Bank fees                                           (10)     (8)
Other, net                                           (2)     (5)
                                                  ------  ------
    Total other income (expense)                  $ (30)  $  19
                                                  ======  ======


     _______________________
(a) Foreign exchange gains and losses relate primarily to the settlement of purchases in the normal course of business between our United States and European operating companies.

INCOME  TAX  EXPENSE
--------------------

For the 2006 quarter we used our expected effective tax rate for the year, based on projected U.S. and foreign results, which amounted to 39.5%. The slight decrease in our effective income tax rate from 40.1% for the 2005 quarter is attributable to a number of factors including: (i) the ratio of income from our European subsidiaries to our total income and the related effect of lower foreign income tax rates, (ii) deductibility of certain expenses, and (iii) utilization of loss carryforwards from certain of our European subsidiaries.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
CONTRACTUAL  OBLIGATIONS

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as of April 1, 2006 are set forth in the following table:



                                         Payments Due by Period
                                            (In thousands)
                                        -----------------------
Contractual obligations:

                                        Less than  1-3     3-5     More than
                                 Total     1 Year  Years   Years    5 Years
                                 -------  -------  ------  ------  --------
Long-term debt,
  obligations (a)                $ 5,806  $ 4,613  $1,170  $   23  $      -
Operating lease obligations (b)    3,013      792   1,306     439       476
Purchase obligations(c)            8,634    8,309     325       -         -
Other long-term liabilities (d)       87       87       -       -         -
                                 -------  -------  ------  ------  --------
Total contractual cash
  Obligations                    $17,540  $13,801  $2,801  $  462  $    476
                                 =======  =======  ======  ======  ========


_____________________
(a) Consists primarily of debt incurred for acquisitions financed under our Bank Agreement and of notes due to the sellers of businesses acquired by us.
(b) Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of 99,750 ($173,000 at April 1, 2006). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of 45,000 ($78,000 at April 1, 2006).
(c) Primarily includes commitments for raw materials and services related to production of equipment at our various manufacturing facilities.
(d) Represents a contingent liability for an earnout related to the acquisition of RS Biotech provided a minimum number of units of CO2 Incubators are sold. We believed at the date of the acquisition that the payment of such additional consideration was determinable beyond a reasonable doubt and as such recorded the amount as a liability and as additional purchase price.

OPERATING ACTIVITIES
--------------------

Cash and cash equivalents decreased $2,492,000 to $8,859,000 at April 1, 2006 from $11,351,000 at December 31, 2005. Net cash used in operating activities amounted to $2,444,000 for the three months ended April 1, 2006. The overall factors primarily affecting operating cash flows during the three months ended April 1, 2006 were (i) an increase in inventory in order to maintain shipping levels on our current backlog, (ii) an increase in prepaid expenses and other current assets, (iii) a decrease in accounts payable and accrued expenses due to the timing of purchases and payments on those purchases and iv) a decrease in other liabilities. Partially offsetting these uses of cash were (i) net income of $583,000, which gets adjusted for non-cash items such as depreciation and amortization, share-based compensation and a change in fair value of interest rate swaps, (ii) a decrease in accounts and notes receivable, (iii) a decrease in other assets and (iv) an increase in advance payments from customers.

INVESTING ACTIVITIES
--------------------

In the 2006 period, net cash used in investing activities of $459,000 was as a result of normal additions to property, plant and equipment and capitalized costs related to our new enterprise resource planning system.

On April 28, 2006, through our wholly owned subsidiary RS Biotech Laboratory Equipment Limited ("RS Biotech"), we purchased land and building located in Irvine, Scotland in the United Kingdom for 640,000 ($1,147,000). The purchase price was paid for with cash on hand.

FINANCING  ACTIVITIES
---------------------

In the 2006 period, cash flows provided by financing activities totaled $395,000 and primarily consisted of proceeds from the issue of shares under stock purchase and option plans that totaled $410,000, tax benefits from share-based compensation that totaled $181,000, which was partially offset by repayments of long-term debt of $196,000.

BANK  AGREEMENT
---------------

We are parties to an agreement with Wachovia Bank, National Association (the "Bank"), which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. We expect to repay the $4.5 million due on December 1, 2006 with cash on hand. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At April 1, 2006, the Bank's prime rate was 7.75% and LIBOR was 4.83%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the Bank provides us with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At April 1, 2006 we had three interest rate swaps in place to fix the interest rates, primarily for debt incurred for acquisitions in 1999 and 2003.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We were in compliance with its covenants pursuant to the Bank Agreement at April 1, 2006 and currently anticipate being in compliance with such covenants during the next 12 months.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in our critical accounting policies during the three months ended April 1, 2006 except for the adoption on January 1, 2006 of SFAS No. 123R. See footnote 5 in the consolidated financial statements for more information.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by Item 3 has been disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in the disclosures regarding market risk.

ITEM  4.     CONTROLS  AND  PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

No material legal proceedings are currently pending.

From time to time, we are involved in litigation in the normal course of business, which we believe, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 1A.     RISK FACTORS.

There have been no material changes during the three months ended April 1, 2006 from the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM  6.     EXHIBITS.

Exhibit
Number          Description
------------    ----------------------------------------------------------------

 3(a)          Restated Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit (4) to the Registrant's Registration Statement on Form S-8 on file with the commission (No. 33-15606), and with respect to two amendments to said Restated Certificate of Incorporation, to Exhibit (4b) of Registrant's Registration Statement on Form S-8 (No. 33-16024).

 3(b)          Restated  By-Laws  of  the  Company,  as  amended and restated is incorporated herein by reference to Exhibit (3b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

 3(c)          Rights  Agreement  dated  as  of  October  31,  1999  between New
Brunswick Scientific Co., Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Summary of Terms of the Rights Agreement as Exhibit B is incorporated herein by reference to Registrant's Current Report on Form 8-K filed on October 29, 1999.

 3(d)          Amendment  to  the  Restated  Certificate of Incorporation of the
Company is incorporated herein by reference to Item 2 of Registrant's Proxy Statement filed with the Commission on or about April 13, 1999.

 4          See  the  provisions  relating  to capital structure in the Restated
Certificate of Incorporation, amendment thereto, incorporated herein by reference from the Exhibits to the Registration Statements identified in Exhibit 3 above.

 10.1 New Brunswick Scientific Co., Inc. Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Item 2 of Registrant's Proxy Statement filed with the Commission on April 17, 2005.

 10.2 Agreements related to the purchase of land and building at 1 Drummond Crescent, Riverside Business Park, Irvine, Scotland in the United Kingdom are incorporated herein by reference to the exhibits to our Current Report on Form 8-K dated April 28, 2006

 31.1          Section  302  Certification  -  Chief  Executive  Officer.

 31.2          Section  302  Certification  -  Chief  Financial  Officer.

 32            Section  906  Certifications.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Secruities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NEW BRUNSWICK SCIENTIFIC CO., INC.
                         ----------------------------------
                                   (Registrant)


Date:     May 10, 2006          /s/ David Freedman
                                ------------------
                                    David Freedman
                                    Chairman and
                                    Chief Executive Officer


Date:     May 10, 2006          /s/ Thomas Bocchino
                                -------------------
                                    Thomas Bocchino
                                    Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                   (Chief Accounting Officer)