Form 10-Q
period 2006-07-01
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2006-08-14
CIK 71241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 CITYPLACEWASHINGTON, STATED.C. POSTALCODE20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the quarterly period ended July 1, 2006

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                          Commission File Number 0-6994

          StateplaceNEW BRUNSWICK SCIENTIFIC CO., INC.
          --------------------------------------------
             (Exact name of registrant as specified in its charter)


  New Jersey                                              22-1630072
 ---------------------                                   -----------
(State or other jurisdiction of                             I.R.S.
incorporation or organization)                     Employer Identification No.)

  44 Talmadge Road
  Edison, StateNew Jersey                                   08817
-------------------------                                   -----
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

There are 9,204,406 Common shares outstanding as of July 20, 2006.

                                    NEW BRUNSWICK SCIENTIFIC CO., INC.

                                                  Index


PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheets - July 1, 2006 and December 31, 2005              3

Consolidated Statements of Operations - Three and Six Months Ended
  July 1, 2006 and July 2, 2005                                               4

Consolidated Statements of Cash Flows -
  Six Months Ended July 1, 2006 and July 2, 2005                              5

Consolidated Statements of Comprehensive Income (Loss) -
Three and Six Months Ended July 1, 2006 and July 2, 2005                      7

Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                               15

Item 3.  Qualitative and Quantitative Disclosures about Market Risk          23

Item 4.  Controls and Procedures                                             23

PART II

Item 1.   Legal Proceedings                                                  24

Item 1A.  Risk Factors                                                       24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        24

Item 4.   Submission of Matters to a Vote of Security Holders                25

Item 6.   Exhibits                                                           25

Signatures                                                                   27




FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of New Brunswick Scientific Co., Inc. and its subsidiaries. The forward-looking statements include a number of risks and uncertainties which are detailed in Part I, Item 1A, "Risk Factors,", of our Annual Report on Form 10-K for the year ended December 31, 2005 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. We undertakes no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "Company", "we," "us," and "our" refer to placeStateNew Brunswick Scientific Co., Inc. and its subsidiaries.


See notes to unaudited consolidated financial statements.

PART I - FINANCIAL STATEMENTS.


                                                               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                                                                            CONSOLIDATED BALANCE SHEETS
                                                                  (Dollars in thousands, except per share amounts)
                                                                                    (Unaudited)
                                                                                       ASSETS
                                                                                       ------



                                                                                                            July 1,    December 31,
                                                                                                             2006          2005
                                                                                                          ---------  --------------
Current assets:
 Cash and cash equivalents                                                                                $  7,847   $      11,351
 Accounts receivable, net                                                                                   12,589          11,989
 Inventories:
   Raw materials and sub-assemblies                                                                          8,571           7,123
   Work-in-process                                                                                           2,073           2,120
   Finished goods                                                                                            4,714           3,912
                                                                                                          ---------  --------------
     Total inventories                                                                                      15,358          13,155
 Deferred income taxes                                                                                         543             543
 Prepaid expenses and other current assets                                                                   1,129           1,211
                                                                                                          ---------  --------------
     Total current assets                                                                                   37,466          38,249
                                                                                                          ---------  --------------

Property, plant and equipment, net                                                                           8,185           6,595
Goodwill                                                                                                     8,453           7,864
Deferred income taxes                                                                                          326             326
Other assets                                                                                                 1,972           1,932
                                                                                                          ---------  --------------
     Total assets                                                                                         $ 56,402   $      54,966
                                                                                                          =========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
 Current installments of long-term debt                                                                   $  4,459   $       4,597
 Accounts payable and accrued expenses                                                                       8,294          10,782
                                                                                                          ---------  --------------
     Total current liabilities                                                                              12,753          15,379
                                                                                                          ---------  --------------

Long-term debt, net of current installments                                                                  1,182           1,389

Other liabilities                                                                                            1,297           1,480
                                                                                                          ---------  --------------
     Total liabilities                                                                                      15,232          18,248

Commitments and contingencies

Shareholders' equity:

 Common stock, $0.0625 par; authorized 25,000,000 shares; issued and outstanding:
    2006 - 9,195,351 shares; 2005 - 9,006,922 shares                                                           575             563
 Additional paid-in capital                                                                                 54,626          53,423
 Accumulated deficit                                                                                       (13,169)        (14,769)
 Accumulated other comprehensive loss                                                                         (852)         (2,489)
 Notes receivable from exercise of stock options                                                               (10)            (10)
                                                                                                          ---------  --------------
   Total shareholders' equity                                                                               41,170          36,718
                                                                                                          ---------  --------------
     Total liabilities and shareholders' equity                                                           $ 56,402   $     $54,966
                                                                                                          =========  ==============



                                 NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                   (Unaudited)


                                                               Three Months Ended             Six Months Ended
                                                         July 1,              July 2,         July 1,    July 2,
                                                           2006                 2005           2006       2005
                                                   --------------------  ------------------  ---------  ---------

Net sales                                          $            18,586   $          15,180   $ 35,553   $ 31,288

Operating costs and expenses:
  Cost of sales                                                 10,922               9,267     20,982     19,073
  Selling, general and administrative expenses                   4,918               4,601      9,544      9,123
  Research, development and engineering expenses                 1,147               1,239      2,433      2,376
                                                   --------------------  ------------------  ---------  ---------

    Total operating costs and expenses                          16,987              15,107     32,959     30,572
                                                   --------------------  ------------------  ---------  ---------

Income from operations                                           1,599                  73      2,594        716

Other income (expense):
  Interest income                                                   86                  58        174        111
  Interest expense                                                 (77)               (145)      (167)      (181)
  Other, net                                                       (35)                  2        (65)        21
                                                   --------------------  ------------------  ---------  ---------
                                                                   (26)                (85)       (58)       (49)
                                                   --------------------  ------------------  ---------  ---------

Income (loss) before income tax expense (benefit)                1,573                 (12)     2,536        667
Income tax expense (benefit)                                       556                 (16)       936        256
                                                   --------------------  ------------------  ---------  ---------
Net income                                         $             1,017   $               4   $  1,600   $    411
                                                   ====================  ==================  =========  =========

Basic income per share                             $              0.11   $            0.00   $   0.18   $   0.05
                                                   ====================  ==================  =========  =========
Diluted income per share                           $              0.11   $            0.00   $   0.17   $   0.05
                                                   ====================  ==================  =========  =========
Basic weighted average number of shares
   outstanding                                                   9,175               8,951      9,111      8,922
                                                   ====================  ==================  =========  =========
Diluted weighted average number of shares
   outstanding                                                   9,232               9,002      9,172      8,988
                                                   ====================  ==================  =========  =========



                               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                        July 1,         July 2,
                                                                                          2006           2005
                                                                                   ------------------  ---------
Cash flows from operating activities:
Net income                                                                         $           1,600   $    411
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                             631        628
       Share-based compensation                                                                  148          -
       Deferred income taxes                                                                       -         51
       Change in fair value of interest rate swaps                                               (59)      (116)
Change in related balance sheet accounts:
      Accounts and notes receivable                                                              (66)     1,724
      Inventories                                                                             (1,839)    (1,886)
      Prepaid expenses and other current assets                                                  149       (339)
      Other assets                                                                               326       (295)
      Accounts payable and accrued expenses                                                   (2,895)      (396)
      Advance payments from customers                                                             19        254
      Other liabilities                                                                         (176)      (285)
                                                                                   ------------------  ---------
Net cash used in operating activities                                                         (2,162)      (249)
                                                                                   ------------------  ---------

Cash flows used in investing activities:
      Additions to property, plant and equipment                                              (2,236)      (318)
      Proceeds from sale of equipment                                                            136          -
                                                                                   ------------------  ---------
Net cash used in investing activities                                                         (2,100)      (318)
                                                                                   ------------------  ---------

Cash flows from financing activities:
      Tax benefits from exercised stock options                                                  287          -
      Repayments of long-term debt                                                              (386)      (336)
      Proceeds from issue of shares under stock purchase and option plans                        771        444
      Payments on notes receivable related to exercised stock options                              -         11
                                                                                   ------------------  ---------
Net cash provided by financing activities                                                        672        119
                                                                                   ------------------  ---------

Net effect of exchange rate changes on cash                                                       86        (51)
                                                                                   ------------------  ---------
Net decrease in cash and cash equivalents                                                     (3,504)      (499)
Cash and cash equivalents at beginning of period                                              11,351     10,846
                                                                                   ------------------  ---------
Cash and cash equivalents at end of period                                         $           7,847   $ 10,347
                                                                                   ==================  =========




               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                   (Unaudited)



                                                           Six Months Ended
                                                        July 1,       July 2,
                                                         2006           2005
                                                   -----------------  --------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                     $             278  $    285
      Income taxes                                 $             666  $    731



Supplemental Schedule of Non-Cash Financing Activates:
During the six months ended July 1, 2006, we retired
40,015 shares of Common Stock that were tendered to us upon the exercise of certain employee stock options. The market price of these shares, at the time of tender, aggregated $319,000.



                             NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                               (In thousands)
                                                (Unaudited)



                                                         Three Months Ended             Six Months Ended
                                                         -------------------           ------------------
                                                     July 1,             July 2,        July 1,    July 2,
                                                      2006                 2005           2006      2005
                                               -------------------  ------------------  --------  ---------
Net income                                     $             1,017  $               4   $  1,600  $    411
Other comprehensive income (loss):
 Foreign currency translation adjustment                       993             (1,125)     1,630    (1,686)
 Change in fair value of interest rate swaps                     1                 (1)         7        (1)
                                               -------------------  ------------------  --------  ---------

Comprehensive income (loss)                    $             2,011  $          (1,122)  $  3,237  $ (1,276)
                                               ===================  ==================  ========  =========

              NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of July 1, 2006 and the results of its operations for the three and six months ended July 1, 2006 and July 2, 2005 and its cash flows for the six months ended July 1, 2006 and July 2, 2005. Interim results may not be indicative of the results that may be expected for the year.

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

At July 1, 2006 the remaining fair values of the swaps aggregated $23,000. During the three and six months ended July 1, 2006 and July 2, 2005, the change in the fair value of the swap agreements recorded as a decrease to interest expense amounted to $28,000 and $52,000, respectively, for the 2006 periods and zero and $117,000, respectively, for the 2005 periods.

Note  3  -  Income  per  share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by us using the treasury stock method. Antidilutive stock options are excluded from the calculation of diluted income per share. For the three and six month periods ended July 1, 2006 there were no stock options that were antidilutive. For the three and six months ended July 2, 2005 stock options to purchase 153,700 and 151,500 shares, respectively, were excluded from the calculation of diluted income per share since their inclusion would have been antidilutive. The dilutive effect of stock options for the three and six month periods ended July 1, 2006 and July 2, 2005 are 57,185 and 60,995, respectively, for the 2006 periods and 50,668 and 66,115, respectively, for the 2005 periods.

Note  4  -  Long-term  debt  and  credit  agreement:

We are parties to an agreement with Wachovia Bank, National Association (the "Bank"), which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At July 1, 2006, the Bank's prime rate was 8.25% and LIBOR was 5.33%.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We are in compliance with our covenants pursuant to the Bank Agreement at July 1, 2006.

The following amounts were outstanding and available under the Bank Agreement (in thousands):




                                                               July1, 2006               December 31, 2005
                                       ----------------------------------------------    -----------------
                                                     Total
                                                      Line    Available   Outstanding
                                       ----------------------------------  ----------  -------------------
Acquisitions                           $             10,000  $    5,127  $  4,873(a)        $   5,133(a(
Equipment loans                                       2,500       2,101       399(b)              481(b)

Working capital and letters of credit                 5,000       4,971        29(c)               29(c)

Foreign exchange transactions                        10,000      10,000            -                -
                                       ----------------------------------  ----------  -------------------
                                       $             27,500  $   22,199  $     5,301
                                       ==================================  ==========  ====================







     _____________________
(a)     $3,927,000 in 2006 and $4,079,000 in 2005 at fixed interest of 8% per annum and $946,000 in 2006 and $1,054,000 in 2005 at fixed  interest  of  4.46%  per  annum  through  the  use  of  interest  rate  swap  agreements.
(b)     Interest fixed at 4.14% per annum through the use of an interest rate swap agreement.
(c)     Letters of credit.



At  July  1, 2006 and December 31,
2005, the interest rate swaps referred to above had aggregate fair values of $23,000 and ($36,000), respectively, and are included in Other Assets or Other Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In  November  1999,  we  issued notes in the amount of  250,000 GBP ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At July 1, 2006 and December 31, 2005, the balance due on the notes was 100,000 GBP ($184,000) and 100,000 GBP ($172,000), respectively.

We are parties to first and second mortgages on the facility of our Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, we are obligated to make monthly payments of interest and quarterly payments of principal. At July 1, 2006, $73,000 and $100,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2005, $80,000 and $107,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note  5  -  Stock-Based  Compensation:

We have non-qualified stock option plans for Officers and Key Employees, 10% Shareholder Directors and Nonemployee Directors. These plans are administered by the Governance and Compensation Committee of the Board of Directors. Options generally vest over five years from the date of grant. The exercise price of the options granted under the Nonemployee Directors plan must be at least 85% of the fair value of our Common Stock at the time the options are granted, all other plans require the exercise price of the options granted be not less than the fair market value of our Common Stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted.

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

The following table summarizes option activity for the six months ended July 1, 2006:



                                                                                                            Weighted
                                                                                                            Average     Aggregate
                                                                                                Weighted   Remaining    Intrinsic
                                                                                                 Average    Contract      Value
                                                                                       Stock    Exercise      Term         (in
                                                                                      Options     Price    (in years)  thousands)
                                                                                     ---------  ---------  ----------  -----------
Outstanding at December 31, 2005                                                      591,920   $    4.93


Granted at exercise prices which equaled the fair market value on the date of grant   107,000        7.14
Exercised                                                                            (219,341)       4.65
Forfeited                                                                                (375)       4.53
                                                                                     ---------
Outstanding at July 1, 2006                                                           479,204   $    5.54        3.54  $     1,387
                                                                                     =========
Exercisable at July 1, 2006                                                           166,212   $    4.48        1.90  $       463
                                                                                     =========



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

The table below presents the assumptions used to calculate the fair value of options granted during the three and six months ended July
1,  2006  and  July  2,  2005:



                                                                          Three Months Ended           Six Months Ended
                                                                 ----------------------------------    ----------------
                                                                      July 1,            July 2,       July 1,   July 2,
                                                                        2006               2005          2006      2005
                                                                 ------------------  ----------------  --------  --------
Expected life (years)                                            N/A                 N/A                   4.5       6.0
Expected volatility                                              N/A                 N/A                 48.08%    40.35%
Expected dividend yield                                          N/A                 N/A                    --        --
Risk-free interest rate                                          N/A                 N/A                  4.53%     3.99%

Weighted average fair value of options granted during the year   N/A                 N/A                  3.23      2.79



In the three and six month periods ended July 1, 2006, we recorded pre-tax share-based compensation for options of $82,000 and $148,000, respectively, which is included in our income before income tax for the periods. Had we not adopted SFAS 123R, the effect on basic and diluted income per share for the periods ended July 1, 2006 would have been an increase of $0.01 for the three month period and $0.01 for the six month period. As of July 1, 2006, $8,000 of compensation costs associated with the adoption of SFAS 123R was capitalized into inventory. As of July 1, 2006, there was $795,000 of total unrecognized compensation cost related to unvested options that we expect to recognize over a weighted average period of 43 months. We utilize newly issued shares to satisfy the exercise of stock options. Prior to the adoption of SFAS 123R, we applied the intrinsic-value-based method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R, with the exception of option forfeitures, which we accounted for as they occurred.

The following table illustrates the pro forma effect on our net income and net income per share as if we had adopted the fair value-based method of accounting for stock-based compensation under SFAS 123 for the three and six months ended July 2, 2005 (in thousands, except per share amounts):




                                                   Three Months        Six Months
                                                      Ended               Ended
                                                     July 2,             July 2,
                                                       2005               2005
                                                  --------------  ---------------------
Net income as reported                            $           4   $                 411

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects             94                     173
                                                  --------------  ---------------------
Pro forma net (loss) income                       $         (90)  $                 238
                                                  --------------  =====================

(Loss) income per share:
  Basic-as reported                               $        0.00   $                0.05
                                                  ==============  =====================
  Basic-pro forma                                 $       (0.01)  $                0.03
                                                  ==============  =====================

  Diluted-as reported                             $        0.00   $                0.05
                                                  ==============  =====================
  Diluted-pro forma                               $       (0.01)  $                0.03
                                                  ==============  =====================



Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Cash received from stock options exercised for the three and six months ended July 1, 2006 was $323,000 and $702,000, respectively. Tax benefits realized from stock option exercises for the three and six months ended July 1, 2006 was $106,000 and $287,000, respectively.

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

Note  6  -  Pension  plan:

Components of net periodic benefit cost for the three and six months ended July 1, 2006 and July 2, 2005 are as follows (in thousands):



                                                 Three Months Ended             Six Months Ended
                                     ---------------------------------------    ------------------
                                           July 1,              July 2,         July 1,    July 2,
                                             2006                 2005           2006       2005
                                     --------------------  ------------------  ---------  ---------
Service cost                         $               109   $              88   $    218   $    176
Interest cost                                        132                 124        264        248
Expected return on plan assets                      (136)               (132)      (272)      (264)
Amortization of net obligation                         5                   5         10         10
Amortization of prior service costs                   (1)                 (1)        (2)        (2)
Amortization of net loss                              60                  48        120         96
                                     --------------------  ------------------  ---------  ---------
Net periodic pension cost            $               169   $             132   $    338   $    264
                                     ====================  ==================  =========  =========



We previously disclosed in our financial statements for the year ended December 31, 2005, that we expect to contribute $800,000 to our pension plan in 2006. Subsequently during our annual Pension Trustee's meeting with our actuary, it was decided to increase the contribution to $1,020,000. As of July 1, 2006, $425,000 of contributions have been made.

We have a defined contribution plan for our U.S. employees, with a specified matching employer contribution. The employer's expense for the three and six month period ended July 1, 2006 and July 2, 2005 was $40,000 and $89,000, respectively, for the 2006 periods and $42,000 and $83,000, respectively, for the 2005 periods.

Note  7  -  Recently  Issued  Accounting  Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is Management's Discussion and Analysis of significant factors that have affected our operating results and financial condition during the three and six month periods ended July 1, 2006 and July 2, 2005, respectively, which should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

We are in the process of implementing our enterprise resource planning system ("ERP System"). The implementation will be phased in over the next three years, including a significant portion which is expected to occur in the fourth quarter of 2006. The implementation includes changes that involve internal controls over financial reporting. Although we expect the implementation to proceed without any material adverse effects, the possibility exists that the migration to our ERP System could adversely affect our internal controls, our disclosure controls and procedures or our results of operations in future periods.


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

We sell our equipment to pharmaceutical companies, agricultural and chemical companies, other industrial customers engaged in biotechnology, and to medical schools, universities, research institutes, hospitals, private laboratories and laboratories of federal, state and municipal government departments and agencies in the United States. While only a small percentage of our sales are made directly to United States government departments and agencies, our domestic business is significantly affected by government expenditures and grants for research to educational research institutions and to industry. We also sell our equipment both directly (primarily in Europe) and through scientific equipment dealers to foreign companies, institutions and governments. Foreign sales may be affected by U.S. export control regulations applicable to scientific equipment.

Fisher  Scientific,  our  largest  customer, is the exclusive U.S.
distributor of our C-Line, E-Series and I-Series biological shakers and is the exclusive dealer for our CO2 incubators in the U.S. Fisher
Scientific is also the exclusive distributor of our C-Line shakers in certain European countries and has a broader distribution arrangement with us in Canada and in France.

NET  SALES
----------

The following tables summarizes consolidated backlog, net orders and net sales for the three and six months ended July 1, 2006 and July 2, 2005 (in thousands of dollars):

                                Three Months Ended
                                -------------------
                               July 1,        July 2,   (Decrease)      %
                                2006            2005     Increase    Change
                         -------------------  --------  -----------  -------
Backlog -  beginning     $            10,421  $  7,987  $     2,434    30.5%
Add net orders received               17,594    16,198        1,396     8.6
Less net sales                        18,586    15,180        3,406    22.4
                         -------------------  --------  -----------
Backlog - ending         $             9,429  $  9,005  $       424     4.7
                         ===================  ========  ===========


                                 Six Months Ended
                                 -----------------
                              July 1,       July 2,   (Decrease)      %
                               2006           2005     Increase    Change
                         -----------------  --------  -----------  -------
Backlog -  beginning     $          10,776  $  8,376  $     2,400    28.7%
Add net orders received             34,206    31,917        2,289     7.2
Less net sales                      35,553    31,288        4,265    13.6
                         -----------------  --------  -----------
Backlog - ending         $           9,429  $  9,005  $       424     4.7
                         =================  ========  ===========



Net  sales  for  the  three  months  ended  July  1,  2006
increased  $3,406,000  or  22.4%  to  $18,586,000  from $15,180,000 for the 2005 quarter. Domestic and international sales increased 25.7% and 20.1%, respectively. The effects of foreign currency translation on net sales during the three months ended July 1, 2006 was not significant.
The  overall  increase  in  net  sales  for  the  three  months  ended
July 1, 2006 was due principally to higher shipments of fermentation equipment, ultra low temperature freezers and biological shakers.

Net  sales for the six months ended July 1, 2006 increased
$4,265,000  or  13.6%  to  $33,553,000  from  $31,288,000 for the 2005 six month period. Domestic and international sales increased 11.0% and 15.4%, respectively. Due to the strength of the dollar during the six months ended July 1, 2006 versus the 2005 six month period, the effects of foreign currency translation negatively affected net sales during the six months ended July 1, 2006 by $596,000 or 1.9% of net sales when compared with the 2005 six month period. The overall increase in net sales for the six months ended July 1, 2006 was principally due to higher shipments of fermentation equipment, ultra low temperature freezers and CO2 incubators.

Orders  during  the three months and six months ended July
1,  2006 increased 8.6% and 7.2%, respectively. As of July
1, 2006 the backlog increased 4.7%. As a result of higher inventory levels, reduced cycle times and improved production planning, we were able to handle the increase in orders with only a minor increase in backlog from the July 2, 2005 level.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three and six months ended July 1, 2006 and July 2, 2005 (in thousands of dollars):



                Three Months Ended    Six Months Ended
               --------------------  ------------------
                     July 1,               July 2         July 1,    July 2
                       2006                 2005           2006       2005
               --------------------  ------------------  ---------  --------
Net sales      $            18,586   $          15,180   $ 35,553   $31,288
Cost of sales               10,922               9,267     20,982    19,073
               --------------------  ------------------  ---------  --------
Gross profit   $             7,664   $           5,913   $ 14,571   $12,215
               ====================  ==================  =========  ========
Gross margin                  41.2%               39.0%      41.0%     39.0%
               ====================  ==================  =========  ========



Gross margin for the three months ended July 1, 2006 increased to 41.2% from 39.0% for the 2005 quarter and increased to 41.0% for the six months ended July 1, 2006 from 39.0% for the 2005 six month period. These increases are due primarily to greater absorption of overhead due to the increased production at our factories. The 2005 periods were negatively impacted by effects of our aggressive pricing strategy, which was aimed at gaining market share for certain products in select markets. Cost of goods sold for the three and six months ended July 1, 2006 incuded a share-based compensation charge of $7,000 associated with the adoption of SFAS 123R. As of July 1, 2006, $8,000 of compensation costs associated with the adoption of SFAS 123R was capitalized into inventory.


SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

Selling, general and administrative expenses for the three months ended July 1, 2006 increased $317,000 or 6.9% to $4,918,000 from
$4,601,000 during the 2005 quarter. This increase was primarily due to: (i) training, data conversion, consulting and maintenance costs associated with our enterprise resource planning system; (ii) increased commissions and related selling costs associated with our increased sales levels and (iii) a share-based compensation charge of $69,000 associated with the adoption of SFAS 123R. Partially offsetting these increases was a $9,000 benefit from the foreign currency translation effect of the stronger US dollar. The
2005 quarter was negatively impacted by $61,000 of consulting costs related to Sarbanes-Oxley Section 404 compliance.

Selling,  general and administrative expenses for the six months ended
July 1, 2006 increased $421,000 or 4.6% to $9,544,000 from $9,123,000 during the
2005 six month period. This increase was primarily due to: (i) training, data conversion, consulting, and maintenance costs associated with our enterprise resource planning system; (ii) increased personnel and related cost associated with our sales and service groups and (iii) a share-based compensation charge of $130,000 associated with the adoption of SFAS 123R. Partially offsetting these increases was a $155,000 benefit from the foreign currency translation effect of the stronger US dollar versus the 2005 six month period. The
2005 six month period was negatively impacted by $189,000 of consulting costs related to Sarbanes-Oxley Section 404 compliance.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

Research, development and engineering expenses for the three months ended July 1, 2006 decreased $92,000 or 7.4% to $1,147,000 from $1,239,000 during the 2005 quarter and increased $57,000 or 2.4% for the six months ended July 1, 2006 to $2,433,000 from $2,376,000 during the 2005 six month period. Spending for the 2006 and 2005 periods reflect the costs associated with our aggressive development schedule for new products. The three and six months ended July 1, 2006 included a share-based compensation charge of $6,000 and $11,000, respectively, associated with the adoption of SFAS 123R.

INTEREST  INCOME
----------------

Interest income for the three and six months ended July 1, 2006 increased to $86,000 and $174,000, respectively, from $58,000 and $111,000, respectively, for the three and six months ended July 2, 2005. These increases are due primarily to rising interest rates on invested cash.

INTEREST  EXPENSE
-----------------

Interest expense for the three months ended July 1, 2006 decreased to $77,000 from $145,000 during the 2005 quarter. This reduction in interest expense is due to: (i) capitalized interest of $14,000 on our new enterprise resource planning system in the 2006 quarter, (ii) an increase in the favorable change in the fair value of interest rate swaps from zero in the 2005 quarter to $28,000 in the 2006 quarter and, (iii) a lower level of average outstanding debt during the 2006 quarter.

Interest expense for the six months ended July 1, 2006 decreased to $167,000 from $181,000 during the 2005 six month period. This reduction in interest expense is due to capitalized interest of $14,000 on our new enterprise resource planning system in the 2006 six month period and a lower level of average outstanding debt during the 2006 six month period. Offsetting this was a decrease in the favorable change in the fair value of interest rate swaps from $117,000 in the 2005 six month period to $52,000 in the 2006 six month period.

OTHER  INCOME  (EXPENSE)
------------------------

The following table details other income (expense) for the three and six months ended July 1, 2006 and July 2, 2005
(in  thousands):



                                                             Three Months Ended              Six Months Ended
                                                            --------------------            ------------------
                                                        July 1,              July 2,         July 1,    July 2,
                                                          2006                 2005           2006       2005
                                                  --------------------  ------------------  ---------  ---------
(Loss) gain on foreign currency transactions (a)  $               (25)  $              16   $    (43)  $     48
Bank fees                                                          (9)                (11)       (19)       (21)
Other, net                                                         (1)                 (3)        (3)        (6)
                                                  --------------------  ------------------  ---------  ---------
    Total other income (expense)                  $               (35)  $               2   $    (65)  $     21
                                                  ====================  ==================  =========  =========

     _______________________
(a)      Foreign  exchange gains and losses relate primarily to the settlement of purchases in the normal course of  business  between  our  United  States  and  European  operating  companies.



INCOME  TAX  EXPENSE
--------------------

For the six months ended July 1, 2006 we used our expected effective tax rate for the year, based on projected U.S. and foreign results, which amounted to 36.9%. The decrease in our effective income tax rate from 38.4% for the six months ended July 2, 2005 is attributable to a number of factors including: (i) a decrease in state and local taxes, (ii) the tax impact on the income of our foreign subsidiaries which are taxed at lower rates, (iii) deductibility of certain expenses, and (iv) utilization of loss carryforwards from certain of our European subsidiaries.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
CONTRACTUAL  OBLIGATIONS

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as of July 1, 2006 are set forth in the following table:



                                                        Payments Due by Period
                                                            (In thousands)
                                                       ------------------------
Contractual obligations:
                                                           Less than    1-3     3-5    More than
                                          Total              1 Year    Years   Years    5 Years
                                 ------------------------  ----------  ------  ------  ----------
Long-term debt,
  obligations (a)                $                  5,641  $    4,459  $1,179  $    3  $        -
Operating lease obligations (b)                     2,860         764   1,257     406         433
Purchase obligations(c)                             7,695       7,580     115       -           -
                                 ------------------------  ----------  ------  ------  ----------
Total contractual cash
  Obligations                    $                 16,196  $   12,803  $2,551  $  409  $      433
                                 ========================  ==========  ======  ======  ==========

_____________________
(a)     Consists  primarily  of  debt incurred for acquisitions financed under our Bank Agreement and  of  notes  due  to  the  sellers  of  businesses  acquired  by  us.
(b)     Primarily  reflects  (on  a  gross basis before sublet income) lease obligations for five premises  in  the  United  Kingdom, two of which have been sublet. Both of the subleased  premises  have  been  sublet  for  the  entire  terms of their leases. One has a lease expiration  date  of 2014 and an annual rental of  99,750 GBP ($184,000 at July
        1,  2006).  The  second  sublet  premises  has  a  lease  expiration  date  of
        September  28,  2009  and  an  annual  rental  of  45,000 GBP  ($83,000  at
        July  1,  2006).
(c)     Primarily includes commitments for raw materials and services related to production of products at our various manufacturing facilities.




GUARANTEES
In order to secure a 250,000 GBP grant from the Scottish Ministers, Scottish Executive Enterprise, Transport and Lifelong Learning Department for the relocation and expansion of our facility in Scottland, UK, we guaranteed the repayment of that grant for up to 250,000 GBPs plus interest, should we not fulfill our obligations under that grant. Among other conditions, the Scottish Ministers could recall all or a portion of the grant should we fail to meet specific job targets or experience a change in control. As of July 1, 2006 the amount of the guarantee is zero since at that time we hadn't received any portion of this grant. On August 8, 2006 we received the first installment under the grant which amounted to 110,000 GBPs. The guarantee will terminate on the fifth anniversary of the first payment of the grant.

OPERATING ACTIVITIES
--------------------

Cash and cash equivalents decreased $3,504,000 to $7,847,000 at July 1, 2006 from $11,351,000 at
December 31, 2005. Net cash used in operating activities amounted to $2,162,000 for the six months ended
July 1, 2006. The overall factors primarily affecting operating cash flows during the six months ended July 1, 2006 were: (i) an increase in inventory in order to maintain shipping levels on our current and future orders, (ii) a decrease in accounts payable and accrued expenses due to the timing of purchases and payments on those purchases, (iii) an increase in accounts and notes receivable as a result of higher sales levels, and (iv) a decrease in other liabilities. Partially offsetting these uses of cash were:
(i) net income of $1,600,000, which gets adjusted for non-cash items such as depreciation and amortization, share-based compensation and a change in fair value of interest rate swaps, and (ii) a decrease in prepaid expenses and other current assets.

INVESTING ACTIVITIES
--------------------

For the six months ended July 1, 2006, net cash used in investing activities of $2,100,000 was a result of: (i) 696,000 ($1,357,000) for the purchase of land and building in Irvine, Scottland for our RS Biotech subsidiary, (ii) $345,000 of capitalized costs associated with our new enterprise resource planning system, and (iii) normal additions to property, plant and equipment.

FINANCING  ACTIVITIES
---------------------

For the six months ended July 1, 2006, net cash provided by financing activities totaled $672,000 and primarily consisted of proceeds from the issue of shares under stock purchase and option plans that totaled $771,000, tax benefits from exercised stock options that totaled $287,000, which was partially offset by repayments of long-term debt of $386,000.

BANK  AGREEMENT
---------------

We are parties to an agreement with Wachovia Bank, National Association (the "Bank"), which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. We expect to repay the $4.5 million due on December 1, 2006 with cash on hand. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At
July  1,  2006,  the Bank's prime rate was 8.25% and LIBOR was  5.33%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the Bank provides us with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At July 1, 2006 we had three interest rate swaps in place to fix the interest rates, primarily for debt incurred for acquisitions in 1999 and 2003.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We were in compliance with its covenants pursuant to the Bank Agreement at July 1, 2006 and currently anticipate being in compliance with such covenants during the next 12 months.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in our critical accounting policies during the six months ended July 1, 2006 except for the adoption on January 1, 2006 of SFAS No. 123R. See footnote 5 in the consolidated financial statements for more information.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The information required by Item 3 has been disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in the disclosures regarding market risk.

ITEM  4.     CONTROLS  AND  PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the fiscal quarter ended
July 1, 2006. This was due to the determination that we did not have adequate controls and procedures in place to ensure that the shares of our common stock being offered and sold under the New Brunswick Scientific Co., Inc. Employee Stock Purchase Plan (the "Plan") were properly registered. As a result, we did not disclose in prior Form 10-K and Form 10-Q filings certain unregistered sales of our common stock under the Plan in accordance with Securities and Exchange Commission requirements, as more fully described in Part II, Item 2, of this Form 10-Q. We have instituted revised procedures to prevent any further inadvertent sales of unregistered shares of our Common Stock under the Plan.

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

ITEM  1A.     RISK  FACTORS.

There have been no material changes during the six months ended July 1, 2006 from the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In May 1987, the Company's shareholders approved the New Brunswick Scientific Co., Inc. Employee Stock Purchase Plan (the "Plan"), established in accordance with Section 423 of the Internal Revenue Code, pursuant to which employees are entitled through payroll deductions to purchase periodically shares of our Common Stock at a discount to the prevailing market price. At the time of the establishment of the Plan, 100,000 shares of Common Stock were registered under the Securities Act of 1933, as amended (the "1933 Act"), for sale under the Plan.

     During the quarter ended July 1, 2006, we determined that we had failed to register properly 354,615 shares of Common Stock issued under the Plan, consisting of (i) 100,000 shares and 150,000 shares authorized for issuance under the Plan pursuant to Plan amendments approved by shareholders in May 1995 and May 2003, respectively, and (ii) 104,615 shares of Common Stock that become issuable pursuant to the antidilution adjustment provisions of the Plan as the result of a series of stock dividends paid by the Company. These unregistered shares were sold over the period December 1996, when the last of the 100,000 shares initially registered were sold, and June 2006, when we suspended further sales under the Plan due to the discovery that the shares being offered and sold were not properly registered.

     We believe that some, although not necessarily all, of the unregistered shares of Common Stock offered and sold were exempt from registration under the 1933 Act in accordance with Section 4(2) based on the purchaser's knowledge of the Company and his or her financial sophistication. However, we have not made an analysis to determine the precise number of shares that qualified for the
Section  4(2)  exemption.

     We received gross proceeds of approximately $1,275,975 from the sale of the unregistered shares of Common Stock, which we used for general corporate purposes.

     On August 10, 2006, we filed a Registration Statement on Form S-8 (i) registering for sale under the Plan 125,579 unsold shares of Common Stock authorized for issuance under the Plan and (ii) registering for resale 6,123 unregistered shares of Common Stock previously sold under the Plan.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

a)     Our annual meeting of shareholders was held on May 31, 2006.

c)     The following matters were voted upon at the annual meeting:
(i) To elect three Class I directors of the Corporation to terms of three years. The votes cast for each director were as follows:
                                   For        Withheld
                                   ---        --------
            Kenneth Freedman     6,756,000     335,033
            Peter Schkeeper      6,760,950     330,083
            Ernest Gross         6,754,608     336,425

(ii) To approve and adopt an amendment to the Corporation's Employee Stock Purchase Plan increasing the authorized shares by 100,000. The votes were cast as follows:
                                             Broker
                 Approve     Disapprove     Abstain     Nonvotes
                 -------     ----------     -------     --------
                4,385,416     379,036        4,170     2,322,411

(iii) To approve and adopt and amendment to the Corporations 2001 Nonqualified Stock Option Plan for Officers and
          Key Employees increasing the number of authorized shares by 100,000. The votes were cast as follows:
                                             Broker
                 Approve     Disapprove     Abstain     Nonvotes
                 -------     ----------     -------     --------
                4,360,589     401,821        6,212     2,322,411

ITEM  6.     EXHIBITS.



Exhibit
Number                                            Description
3(a)          Restated Certificate of Incorporation, as amended is incorporated herein by reference to Exhibit (4)
              to the Registrant's Registration Statment on Form s-8 on file with the commission (No. 33-15606), and with respect to two amendments to said Restated Certificate of Incorporation, to Exhibit (4b) of Registrant's Registration
              Statement on form S-8 (No. 33-16024).

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

3(d)          Amendment to the Restated Certificate of Incorporation of the Company is incorporated herein by reference to Item 2 of Registrant's Proxy Statement filed iwth the Commission on or about April 13, 1999.

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

10.2          Agreements related to the purchase of land and building at 1 Drummond Crescent, Riverside Business PPark, Irvine,
              Scotland in the United Kingdom are incorporated herein by reference to the exhibits to our Current Report on Form 8-K dated April 28, 2006

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

                         StateplaceNEW BRUNSWICK SCIENTIFIC CO., INC.
                         --------------------------------------------
                                         (Registrant)


Date:     August 11, 2006                    /s/ PersonNameDavid Freedman
                                             ----------------------------
                                   David Freedman
                                   Chairman and
                                     Chief Executive Officer


Date:     August 11, 2006                    /s/ Thomas Bocchino
                                             -------------------
                                   Thomas Bocchino
                                   Vice President, Finance,
                                     Chief Financial Officer and Treasurer
                                     (Chief Accounting Officer)