Form 10-Q
period 2006-09-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2006-11-14
CIK 71241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                          Commission File Number 0-6994

                       NEW BRUNSWICK SCIENTIFIC CO., INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                22-1630072
        ----------                                ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)


      44 Talmadge Road
     Edison, New Jersey                             08817
     ------------------                             -----
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

There are 9,210,664 Common shares outstanding as of October 26, 2006.

                       NEW BRUNSWICK SCIENTIFIC CO., INC.

                                      Index
PART I - FINANCIAL STATEMENTS

       Item 1.  Financial Statements (unaudited)

       Consolidated Balance Sheets - September 30, 2006
              and December 31, 2005                                        3

       Consolidated Statements of Operations - Three and
              Nine Months Ended September 30, 2006 and October 1, 2005     4

       Consolidated Statements of Cash Flows -
              Nine months Ended September 30, 2006 and October 1, 2005     5

       Consolidated Statements of Comprehensive Income (Loss) -
             Three and Nine Months Ended September 30, 2006
             and October 1, 2005                                           7

       Notes to Unaudited Consolidated Financial Statements                8

       Item 2.  Management's Discussion and Analysis of Financial
             Financial Condition and Results of Operations                16

       Item 3.  Qualitative and Quantitative Disclosures about
             Market Risk                                                  24

       Item 4.  Controls and Procedures                                   24

PART II - OTHER INFORMATION
       Item 1.  Legal Proceedings                                         25

       Item 1A. Risk Factors                                              25

       Item 6.  Exhibits                                                  25

       Signatures                                                    26h(26)

FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of New Brunswick Scientific Co., Inc. and its subsidiaries. The forward-looking statements include a number of risks and uncertainties which are detailed in Part I, Item 1A, "Risk Factors,", of our Annual Report on Form 10-K for the year ended December 31, 2005 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "Company", "we," "us," and "our" refer to New Brunswick Scientific Co., Inc. and its subsidiaries.

PART I - FINANCIAL STATEMENTS.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                     ASSETS
                                     ------

                                          Sept. 30,  Dec. 31,

                                               2006     2005
                                            -------  -------
Current assets:
 Cash and cash equivalents                  $10,814  $11,351
 Accounts receivable, net                    11,582   11,989
 Inventories:
   Raw materials and sub-assemblies           9,139    7,123
   Work-in-process                            2,348    2,120
   Finished goods                             4,360    3,912
                                            -------  -------
     Total inventories                       15,847   13,155
 Deferred income taxes                          543      543
 Prepaid expenses and other current assets    1,089    1,211
                                            -------  -------
     Total current assets                    39,875   38,249
                                            -------  -------

Property, plant and equipment, net            8,569    6,595
Goodwill                                      8,559    7,864
Deferred income taxes                           326      326
Other assets                                  2,001    1,932
                                            -------  -------
     Total assets                           $59,330  $54,966
                                            =======  =======



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:
 Current installments of long-term debt           $  4,383   $  4,597
 Accounts payable and accrued expenses              10,152     10,782
                                                  ---------  ---------
     Total current liabilities                      14,535     15,379
                                                  ---------  ---------

Long-term debt, net of current installments          1,072      1,389

Other liabilities                                    1,190      1,480
                                                  ---------  ---------
     Total liabilities                              16,797     18,248

Commitments and contingencies

Shareholders' equity:
 Common stock, $0.0625 par; authorized
   25,000,000 shares; issued and outstanding:
   2006 - 9,209,188 shares; 2005 - 9,006,922 shares    575        563
 Additional paid-in capital                         54,483     53,423
 Accumulated deficit                               (12,069)   (14,769)
 Accumulated other comprehensive loss                 (446)    (2,489)
 Notes receivable from exercise of stock options       (10)       (10)
                                                  ---------  ---------
   Total shareholders' equity                       42,533     36,718
                                                  ---------  ---------
     Total liabilities and shareholders' equity   $ 59,330   $$54,966
                                                  =========  =========


See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  Three Months Ended      Nine Months Ended
                                                  ------------------      -----------------

                                                  Sept. 30,    Oct. 1,    Sept. 30,    Oct. 1,
                                                        2006       2005         2006       2005
                                                  -----------  ---------  -----------  ---------

Net sales                                         $   17,971   $ 16,137   $   53,524   $ 47,425

Operating costs and expenses:
  Cost of sales                                       10,333      9,352       31,315     28,425
  Selling, general and administrative expenses         4,870      4,279       14,414     13,402
  Research, development and engineering expenses       1,003      1,170        3,436      3,546
                                                  -----------  ---------  -----------  ---------

    Total operating costs and expenses                16,206     14,801       49,165     45,373
                                                  -----------  ---------  -----------  ---------

Income from operations                                 1,765      1,336        4,359      2,052

Other income (expense):
  Interest income                                         93         69          267        180
  Interest expense                                       (88)       (86)        (255)      (267)
  Other, net                                              18         34          (47)        55
                                                  -----------  ---------  -----------  ---------
                                                          23         17          (35)       (32)
                                                  -----------  ---------  -----------  ---------

Income before income tax expense                       1,788      1,353        4,324      2,020
Income tax expense                                       688        520        1,624        776
                                                  -----------  ---------  -----------  ---------
Net income                                        $    1,100   $    833   $    2,700   $  1,244
                                                  ===========  =========  ===========  =========

Basic income per share                            $     0.12   $   0.09   $     0.30   $   0.14
                                                  ===========  =========  ===========  =========
Diluted income per share                          $     0.12   $   0.09   $     0.29   $   0.14
                                                  ===========  =========  ===========  =========
Basic weighted average number of shares
   outstanding                                         9,204      8,996        9,140      8,945
                                                  ===========  =========  ===========  =========
Diluted weighted average number of shares
   outstanding                                         9,250      9,048        9,196      9,003
                                                  ===========  =========  ===========  =========


See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                                  -----------------


                                                                                   Sept. 30,    Oct. 1,
                                                                                         2006       2005
                                                                                   -----------  ---------
Cash flows from operating activities:
Net income                                                                         $    2,700   $  1,244
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      920        959
       Share-based compensation                                                           240          -
       Deferred income taxes                                                                -         72
       Change in fair value of interest rate swaps                                        (57)      (187)
Change in related balance sheet accounts:
      Accounts and notes receivable                                                       987      1,096
      Inventories                                                                      (2,307)    (2,387)
      Prepaid expenses and other current assets                                           195       (541)
      Other assets                                                                        260       (349)
      Accounts payable and accrued expenses                                            (1,272)     1,224
      Advance payments from customers                                                     232        476
      Other liabilities                                                                  (306)      (675)
                                                                                   -----------  ---------
Net cash provided by operating activities                                               1,592        932
                                                                                   -----------  ---------

Cash flows used in investing activities:
      Additions to property, plant and equipment                                       (2,906)      (592)
      Proceeds from sale of equipment                                                     136          -
                                                                                   -----------  ---------
Net cash used in investing activities                                                  (2,770)      (592)
                                                                                   -----------  ---------

Cash flows from financing activities:
      Tax benefits from exercised stock options                                           287          -
      Repayments of long-term debt                                                       (575)      (469)
      Proceeds from issue of shares under stock purchase and option plans                 832        500
      Payments on notes receivable related to exercised stock options                       -         11
                                                                                   -----------  ---------
Net cash provided by financing activities                                                 544         42
                                                                                   -----------  ---------

Net effect of exchange rate changes on cash                                                97        (57)
                                                                                   -----------  ---------
Net decrease in cash and cash equivalents                                                (537)       325
Cash and cash equivalents at beginning of period                                       11,351     10,846
                                                                                   -----------  ---------
Cash and cash equivalents at end of period                                         $   10,814   $ 11,171
                                                                                   ===========  =========



See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                   (Unaudited)




                                                   Nine Months Ended
                                                   ------------------
                                                   Sept. 30,           Oct. 1,
                                                                 2006      2005
                                                   ------------------  --------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                     $              395  $    411
      Income taxes                                 $            1,502  $    750



Supplemental Schedule of Non-Cash Financing Activates:
   During the nine months ended September 30, 2006, we retired 40,015 shares of Common Stock that were tendered to us upon the exercise of certain employee stock options. The market price of these shares, at the time of tender, aggregated $319,000.



See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)




                                                            Three Months Ended              Nine Months Ended
                                                           --------------------            -------------------
                                                           Sept. 30,             Oct. 1,    Sept. 30,    Oct. 1,
                                                              2006                 2005         2006       2005
                                               --------------------  -------------------  -----------  ---------
Net income                                     $             1,100   $              833   $    2,700   $  1,244
Other comprehensive income (loss):
 Foreign currency translation adjustment                       142                 (198)       1,772     (1,884)
 Change in fair value of interest rate swaps                   (23)                  21          (16)        20
                                               --------------------  -------------------  -----------  ---------

Comprehensive income (loss)                    $             1,219   $              656   $    4,456   $   (620)
                                               ====================  ===================  ===========  =========



See notes to unaudited consolidated financial statements.

               NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note  1  -  Interim  results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and October 1, 2005 and its cash flows for the nine months ended September 30, 2006 and October 1, 2005. Interim results may not be indicative of the results that may be expected for the year.

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

At September 30, 2006 the remaining fair values of the swaps aggregated a favorable $21,000. During the three and nine months ended September 30, 2006 and October 1, 2005, the change in the fair value of the swap agreements recorded as a decrease to interest expense amounted to $21,000 and $73,000, respectively, for the 2006 periods and $50,000 and $167,000, respectively, for the 2005 periods.

Note  3  -  Income  per  share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by us using the treasury stock method. Antidilutive stock options are excluded from the calculation of diluted income per share. For the three and nine month periods ended September 30, 2006 there were no stock options that were antidilutive. For the three and nine months ended October 1, 2005 stock options to purchase 154,000 shares were excluded from the calculation of diluted income per share since their inclusion would have been antidilutive. The dilutive effect of stock options for the three and nine month periods ended September 30, 2006 and October 1, 2005 are 46,000 and 56,000, respectively, for the 2006 periods and 52,000 and 58,000, respectively, for the 2005 periods.

Note  4  -  Long-term  debt  and  credit  agreement:

We are parties to an agreement with Wachovia Bank, National Association (the "Bank"), which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At September 30, 2006, the Bank's prime rate was 8.25% and LIBOR was 5.32%.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We are in compliance with our covenants pursuant to the Bank Agreement at September 30, 2006.

The following amounts were outstanding and available under the Bank Agreement (in thousands):



                                                        September 30, 2006               December 31, 2005
                                                        -------------------             ------------------
                                                     Total
                                                      Line   Available        Outstanding      Outstanding
                                       -------------------  ----------  -------------------  -------------
Acquisitions                           $            10,000  $    5,259  $          4,741(a)  $    5,133(a)
Equipment loans                                      2,500       2,142               358(b)         481(b)

Working capital and letters of credit                5,000       4,971                29(c)          29(c)

Foreign exchange transactions                       10,000      10,000                    -              -
                                       -------------------  ----------  -------------------  -------------
                                       $            27,500  $   22,372  $             5,128  $       5,643
                                       ===================  ==========  ===================  =============



     _____________________
(a)     $3,848,000  in  2006 and $4,079,000 in 2005 at fixed interest of 8% per annum and $893,000 in 2006 and $1,054,000 in 2005 at fixed interest of 4.46% per annum through the use of interest rate swap agreements.
(b) Interest fixed at 4.14% per annum through the use of an interest rate swap agreement.
(c)     Letters of credit.


At September 30, 2006 and December 31, 2005, the interest rate swaps referred to above had aggregate fair values of $21,000 and ($36,000), respectively, and are included in Other Assets or Other Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, we issued notes in the amount of 250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At September 30, 2006 and December 31, 2005, the balance due on the notes was 100,000 ($188,000) and 100,000 ($172,000), respectively.

We are parties to first and second mortgages on the facility of our Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, we are obligated to make monthly payments of interest and quarterly payments of principal. At September 30, 2006, $65,000 and $93,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2005, $80,000 and $107,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

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


The following table summarizes option activity for the nine months ended September 30, 2006:


                                                                                                           Weighted
                                                                                                           Average     Aggregate
                                                                                                Weighted   Remaining   Intrinsic
                                                                                                Average    Contract    Value
                                                                                     Stock      Exercise   Term                (in
                                                                                     Options    Price      (in years)  thousands)
                                                                                     ---------  ---------  ----------  -----------
Outstanding at December 31, 2005                                                      591,920   $    4.93


Granted at exercise prices which equaled the fair market value on the date of grant   107,000        7.14
Expired                                                                               (14,506)       4.60
Exercised                                                                            (228,396)       4.58
Forfeited                                                                                (375)       4.53
                                                                                     ---------
Outstanding at September 30, 2006                                                     455,643   $    5.63        3.45  $     1,322
                                                                                     =========
Exercisable at September 30, 2006                                                     145,172   $    4.58        1.89  $       405
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

The table below presents the assumptions used to calculate the fair value of options granted during the three and nine months ended September 30, 2006 and October 1, 2005:


                                                                         Three Months Ended              Nine Months Ended
                                                                         ------------------              -----------------
                                                                 Sept. 30,           Oct. 1,            Sept. 30,   Oct. 1,
                                                                   2006               2005                2006      2005
                                                                 ------------------  -----------------  ----------  --------
Expected life (years)                                            N/A                 N/A                      4.5       6.0
Expected volatility                                              N/A                 N/A                    48.08%    40.35%
Expected dividend yield                                          N/A                 N/A                       --        --
Risk-free interest rate                                          N/A                 N/A                     4.53%     3.99%

Weighted average fair value of options granted during the year   N/A                 N/A                     3.23      2.79



In the three and nine month periods ended September 30, 2006, we recorded pre-tax share-based compensation for options of $83,000 and $231,000, respectively, which is included in our income before income tax for the periods. Had we not adopted SFAS 123R, the effect on basic and diluted income per share for the periods ended September 30, 2006 would have been an increase of $0.01 for the three month period and $0.03 for the nine month period. As of September 30, 2006, $8,000 of compensation costs associated with the adoption of SFAS 123R was capitalized into inventory. As of September 30, 2006, there was $714,000 of total unrecognized compensation cost related to unvested options that we expect to recognize over a weighted average period of 41 months. We utilize newly issued shares to satisfy the exercise of stock options. Prior to the adoption of SFAS 123R, we applied the intrinsic-value-based method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R, with the exception of option forfeitures, which we accounted for as they occurred.

The following table illustrates the pro forma effect on our net income and net income per share as if we had adopted the fair value-based method of accounting for stock-based compensation under SFAS 123 for the three and nine months ended October 1, 2005 (in thousands, except per share amounts):


                                                  Three Months   Nine Months
                                                  Ended          Ended
                                                  Oct. 1,        Oct. 1,
                                                  2005           2005
                                                  -------------  ------------
Net income as reported                            $         833  $      1,244

Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method, net of related tax effects             59           232
                                                  -------------  ------------
Pro forma net (loss) income                       $         774  $      1,012
                                                  -------------  ============

(Loss) income per share:
  Basic-as reported                               $        0.09  $       0.14
                                                  =============  ============
  Basic-pro forma                                 $        0.09  $       0.11
                                                  =============  ============

  Diluted-as reported                             $        0.09  $       0.14
                                                  =============  ============
  Diluted-pro forma                               $        0.09  $       0.11
                                                  =============  ============



Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Cash received from stock options exercised for the three and nine months ended September 30, 2006 was $26,000 and $728,000, respectively. Tax benefits realized from stock option exercises for the three and nine months ended September 30, 2006 was $0 and $287,000, respectively.

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

Note  6  -  Pension  plan:

Components  of  net  periodic  benefit  cost for the three and nine months ended
September  30,  2006  and  October  1,  2005  are  as  follows  (in  thousands):


                                                   Three Months Ended             Nine Months Ended
                                                  --------------------           -------------------
                                                Sept. 30,             Oct. 1,     Sept. 30,    Oct. 1,
                                                    2006                 2005         2006       2005
                                     --------------------  -------------------  -----------  ---------
Service cost                         $               109   $               88   $      327   $    264
Interest cost                                        132                  124          396        372
Expected return on plan assets                      (136)                (132)        (408)      (396)
Amortization of net obligation                         5                    5           15         15
Amortization of prior service costs                   (1)                  (1)          (3)        (3)
Amortization of net loss                              60                   48          180        144
                                     --------------------  -------------------  -----------  ---------
Net periodic pension cost            $               169   $              132   $      507   $    396
                                     ====================  ===================  ===========  =========



We previously disclosed in our financial statements for the year ended December 31, 2005, that we expect to contribute $800,000 to our pension plan in 2006. Subsequently during our annual Pension Trustee's meeting with our actuary, it was decided to increase the contribution to $1,020,000. As of September 30, 2006, $765,000 of contributions have been made.

We have a defined contribution plan for our U.S. employees, with a specified matching employer contribution. The employer's expense for the three and nine month period ended September 30, 2006 and October 1, 2005 was $38,000 and $127,000, respectively, for the 2006 periods and $35,000 and $118,000, respectively, for the 2005 periods.


Note  7  -  Guarantees

In  order  to  secure  a  250,000  grant  from  the Scottish Ministers, Scottish
Executive Enterprise, Transport and Lifelong Learning Department for the relocation and expansion of our facility in Scotland, UK, we guaranteed the repayment of that grant for up to 250,000 plus interest, should we not fulfill our obligations under that grant. Among other conditions, the Scottish
Ministers could recall all or a portion of the grant should we fail to meet specific job targets or experience a change in control. On August 8, 2006 we received the first installment under the grant which amounted to 110,000 and will be recognized into income over the term of the grant life. The guarantee will terminate on the fifth anniversary of the first payment of the grant. As of September 30, 2006 the amount of the guarantee is 110,000 ($206,000).

Note  8  -  Recently  Issued  Accounting  Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. Additionally, employers would be required to record all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net period benefit cost/income pursuant to the current recognition and amortization provisions. Finally, SFAS 158 requires an employer to measure plan assets and benefit obligations as of the date of the employer's statement of financial position, as opposed to at an earlier measurement date as allowed previously. SFAS 158 does not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost. Except for the measurement date requirement, SFAS 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. Based on the funded status and valuations as of December 31, 2005, we do not expect the adoption of SFAS 158 to have a material impact on our consolidated financial statements primarily due to the minimum pension liabilities recognized on our financial statements. We plan to reevaluate the impact on our consolidated financial statements based on revised valuations at year end.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged, we are assessing the impact, if any, of the adoption of SAB 108 on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is Management's Discussion and Analysis of significant factors that have affected our operating results and financial condition during the three and nine month periods ended September 30, 2006 and October 1, 2005, respectively, which should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

We are in the process of implementing our enterprise resource planning system ("ERP System"). The implementation will be phased in over the next three years, including a significant portion which is expected to occur in the first quarter of 2007. The implementation includes changes that involve internal controls over financial reporting. Although we expect the implementation to proceed without any material adverse effects, the possibility exists that the migration to our ERP System could adversely affect our internal controls, our disclosure controls and procedures or our results of operations in future periods.


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

NET  SALES
----------

The following tables summarizes consolidated backlog, net orders and net sales for the three and nine months ended September 30, 2006 and October 1, 2005 (in thousands of dollars):


                         Three Months Ended
                         -------------------
                         Sept. 30,            Oct. 1,                    %
                                        2006      2005  Increase   Change
                         -------------------  --------  ---------  -------
Backlog -  beginning     $             9,429  $  9,005  $     424     4.7%
Add net orders received               19,650    17,967      1,683     9.4
Less net sales                        17,971    16,137      1,834    11.4
                         -------------------  --------  ---------
Backlog - ending         $            11,108  $ 10,835  $     273     2.5
                         ===================  ========  =========





                         Nine Months Ended
                         ------------------
                         Sept. 30,           Oct. 1,                    %
                                       2006      2005  Increase   Change
                         ------------------  --------  ---------  -------
Backlog -  beginning     $           10,776  $  8,376  $   2,400    28.7%
Add net orders received              53,856    49,884      3,972     8.0
Less net sales                       53,524    47,425      6,099    12.9
                         ------------------  --------  ---------
Backlog - ending         $           11,108  $ 10,835  $     273     2.5
                         ==================  ========  =========



Net sales for the three months ended September 30, 2006 increased $1,834,000 or 11.4% to $17,971,000 from $16,137,000 for the 2005 quarter. Domestic and international sales increased 3.8% and 17.3%, respectively. Due to fluctuations in currencies for the quarter ended September 30, 2006 versus the 2005 quarter, the effects of foreign currency translation positively affected net sales during the three months ended September 30, 2006 by $257,000 or 1.6% of net sales when compared with the 2005 quarter. The overall increase in net sales for the three months ended September 30, 2006 was due principally to higher shipments of ultra low temperature freezers, cell culture equipment and biological shakers.

Net sales for the nine months ended September 30, 2006 increased $6,099,000 or 12.9% to $53,524,000 from $47,425,000 for the 2005 nine month period. Domestic and international sales increased 8.4% and 16.0%, respectively. Due to the strength of the dollar during the nine months ended September 30, 2006 versus the 2005 nine month period, the effects of foreign currency translation negatively affected net sales during the nine months ended September 30, 2006 by $339,000 or 0.7% of net sales when compared with the 2005 nine month period. The overall increase in net sales for the nine months ended September 30, 2006 was principally due to higher shipments of fermentation equipment, ultra low temperature freezers and cell culture equipment.

Orders during the three months and nine months ended September 30, 2006 increased 9.4% and 8.0%, respectively. As of September 30, 2006 the backlog increased 2.5%. As a result of higher inventory levels, reduced cycle times and improved production planning, we were able to handle the increase in orders with only a minor increase in backlog from the October 1, 2005 level.

GROSS  MARGIN
-------------

The following table shows gross profit and gross margin for the three and nine months ended September 30, 2006 and October 1, 2005 (in thousands of dollars):


                          Three Months Ended              Nine Months Ended
                         --------------------            -------------------
                          Sept. 30,              Oct. 1,    Sept 30,    Oct. 1,
                              2006                 2005        2006      2005
               --------------------  -------------------  ----------  --------
Net sales      $            17,971   $           16,137   $  53,524   $47,425
Cost of sales               10,333                9,352      31,315    28,425
               --------------------  -------------------  ----------  --------
Gross profit   $             7,638   $            6,785   $  22,209   $19,000
               ====================  ===================  ==========  ========
Gross margin                  42.5%                42.0%       41.5%     40.1%
               ====================  ===================  ==========  ========



Gross margin for the three months ended September 30, 2006 increased to 42.5% from 42.0% for the 2005 quarter. Gross margin for the nine months September 30, 2006 increased to 41.5% from 40.1% for the 2005 nine month period. This increase is attributable to greater absorption of overhead due to the increased production at our factories as well as the 2005 nine month period being negatively impacted by the effects of our aggressive discounting strategy, which was aimed at gaining market share for certain products in select markets.

Cost of goods sold for the three and nine months ended September 30, 2006 incuded a share-based compensation charge of $8,000 and $16,000, respectively, associated with the adoption of SFAS 123R. As of September 30, 2006, $8,000 of compensation costs associated with the adoption of SFAS 123R was capitalized into inventory.

SELLING,  GENERAL  AND  ADMINISTRATIVE
--------------------------------------

Selling, general and administrative expenses for the three months ended September 30, 2006 increased $591,000 or 13.8% to $4,870,000 from $4,279,000 during the 2005 quarter. This increase was primarily due to: (i) training, data conversion, consulting and maintenance costs associated with our enterprise resource planning system; (ii) increased commissions and related selling costs associated with our increased sales levels and (iii) a share-based compensation charge of $69,000 associated with the adoption of SFAS 123R. Due to fluctuations in currencies for the quarter ended September 30, 2006 versus the 2005 quarter, the effects of foreign currency translation negatively affected general and administrative expenses during the three months ended September 30, 2006 by $67,000 The 2005 quarter was negatively impacted by $17,000 of consulting costs related to Sarbanes-Oxley Section 404 compliance.

Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $1,012,000 or 7.6% to $14,414,000 from $13,402,000 during the
2005 nine month period. This increase was primarily due to: (i) training, data conversion, consulting, and maintenance costs associated with our enterprise resource planning system; (ii) increased personnel and related cost associated with our sales and service groups and (iii) a share-based compensation charge of $199,000 associated with the adoption of SFAS 123R. Partially offsetting these increases was a $88,000 benefit from the foreign currency translation effect of the stronger US dollar versus the 2005 nine month period. The 2005 nine month period was negatively impacted by $206,000 of consulting costs related to Sarbanes-Oxley Section 404 compliance.

RESEARCH,  DEVELOPMENT  AND  ENGINEERING
----------------------------------------

Research, development and engineering expenses for the three months ended September 30, 2006 decreased $167,000 or 14.3% to $1,003,000 from $1,170,000 during the 2005 quarter and decreased $110,000 or 3.1% for the nine months ended September 30, 2006 to $3,436,000 from $3,546,000 during the 2005 nine month period. Spending for the 2006 periods reflect reduced spending on consulting and costs associated with prototypes. The three and nine months ended September 30, 2006 included a share-based compensation charge of $6,000 and $17,000, respectively, associated with the adoption of SFAS 123R.

INTEREST  INCOME
----------------

Interest income for the three and nine months ended September 30, 2006 increased to $93,000 and $267,000, respectively, from $69,000 and $180,000, respectively, for the three and nine months ended October 1, 2005. These increases are due primarily to rising interest rates on invested cash.

INTEREST  EXPENSE
-----------------

Interest expense for the three months ended September 30, 2006 increased to $88,000 from $86,000 during the 2005 quarter. This increase in interest expense is due to a decrease in the favorable change in the fair value of interest rate swaps from $50,000 in the 2005 quarter to $21,000 in the 2006 quarter. Partially offsetting these increases in interest expense is capitalized interest of $11,000 on our new enterprise resource planning system in the 2006 quarter and a lower level of average outstanding debt during the 2006 quarter.

Interest expense for the nine months ended September 30, 2006 decreased to $255,000 from $267,000 during the 2005 nine month period. This reduction in interest expense is due to capitalized interest of $25,000 on our new enterprise resource planning system in the 2006 nine month period and a lower level of average outstanding debt during the 2006 nine month period. Offsetting this was a decrease in the favorable change in the fair value of interest rate swaps from $167,000 in the 2005 nine month period to $73,000 in the 2006 nine month period.

OTHER  INCOME  (EXPENSE)
------------------------

The following table details other income (expense) for the three and nine months ended September 30, 2006 and October 1, 2005 (in thousands)


                                                             Three Months Ended               Nine Months Ended
                                                            --------------------             -------------------
                                                             Sept. 30,              Oct. 1,    Sept. 30,    Oct. 1,
                                                                 2006                 2005         2006       2005
                                                  --------------------  -------------------  -----------  ---------
(Loss) gain on foreign currency transactions (a)  $                30   $               45   $      (13)  $     93
Bank fees                                                         (10)                  (9)         (29)       (30)
Other, net                                                         (2)                  (2)          (5)        (8)
                                                  --------------------  -------------------  -----------  ---------
    Total other income (expense)                  $                18   $               34   $      (47)  $     55
                                                  ====================  ===================  ===========  =========



     _______________________
(a) Foreign exchange gains and losses relate primarily to the settlement of purchases in the normal course of business between our United States and European operating companies.


INCOME  TAX  EXPENSE
--------------------

For the nine months ended September 30, 2006 we used our expected effective tax rate for the year, based on projected U.S. and foreign results, which amounted to 37.6%. The decrease in our effective income tax rate from 38.4% for the nine months ended October 1, 2005 is attributable to a number of factors including:
(i) a decrease in state and local taxes, (ii) the tax impact on the income of our foreign subsidiaries which are taxed at lower rates, (iii) deductibility of certain expenses, and (iv) utilization in 2006 of loss carryforwards from certain of our European subsidiaries.

                               FINANCIAL CONDITION
                               -------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
CONTRACTUAL  OBLIGATIONS

Our contractual obligations and commitments as of September 30, 2006 are set forth in the following table:


                                                                  Payments Due by Period
                                                                 ------------------------
                                                                      (In thousands)
                                                                 ------------------------
Contractual obligations:

                                                           Less than     1-3     3-5   More than
                                                    Total     1 Year    Years   Years    5 Years
                                 ------------------------  ----------  ------  ------  ----------
Long-term debt,
  obligations (a)                $                  5,455  $    4,383  $1,072  $    -  $        -
Operating lease obligations (b)                     2,805         754   1,244     387         420
Purchase obligations(c)                             7,826       7,759      67       -           -
                                 ------------------------  ----------  ------  ------  ----------
Total contractual cash
  Obligations                    $                 16,086  $   12,896  $2,383  $  387  $      420
                                 ========================  ==========  ======  ======  ==========



_____________________
=====================
(a) Consists primarily of debt incurred for acquisitions financed under our Bank Agreement and of notes due to the sellers of businesses acquired by us.
(b) Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of 99,750 ($184,000 at September 30, 2006). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of 45,000 ($83,000 at September 30, 2006).
(c) Primarily includes commitments for raw materials and services related to production of products at our various manufacturing facilities.


GUARANTEES
In  order  to  secure  a  250,000  grant  from  the Scottish Ministers, Scottish
Executive Enterprise, Transport and Lifelong Learning Department for the relocation and expansion of our facility in Scotland, UK, we guaranteed the repayment of that grant for up to 250,000 plus interest, should we not fulfill our obligations under that grant. Among other conditions, the Scottish
Ministers could recall all or a portion of the grant should we fail to meet specific job targets or experience a change in control. On August 8, 2006 we received the first installment under the grant which amounted to 110,000 and will be recognized into income over the life of the grant. The guarantee will terminate on the fifth anniversary of the first payment of the grant. As of September 30, 2006, the amount of the guarantee is 110,000 ($206,000).

OPERATING ACTIVITIES
--------------------

Cash and cash equivalents decreased $537,000 to $10,814,000 at September 30, 2006 from $11,351,000 at December 31, 2005. Net cash provided by operating activities amounted to $1,592,000 for the nine months ended September 30, 2006. The overall factors favorably affecting operating cash flows during the nine months ended September 30, 2006 were: (i) net income of $2,700,000, which gets adjusted for non-cash items such as depreciation and amortization, share-based compensation and a change in fair value of interest rate swaps, (ii) a decrease in accounts receivable, (iii) an increase in advance payments from customers,
(iv) a decrease in other assets, and (v) a decrease in prepaid expenses and other current assets. Partially offsetting this was: (i) an increase in inventory in order to maintain shipping levels on our current and future PersonNameorders, (ii) a decrease in accounts payable and accrued expenses due to the timing of purchases and payments on those purchases, and (iii) a decrease in other liabilities.


INVESTING ACTIVITIES
--------------------

For the nine months ended September 30, 2006, net cash used in investing activities of $2,770,000 was a result of: (i) 696,000 ($1,303,000) for the purchase of land and building in Irvine, Scotland for our RS Biotech subsidiary,
(ii) $584,000 of capitalized costs associated with our new enterprise resource planning system, (iii) $419,000 for a horizontal machining center and (iv) normal additions to property, plant and equipment.

FINANCING  ACTIVITIES
---------------------

For the nine months ended September 30, 2006, net cash provided by financing activities totaled $544,000 and primarily consisted of proceeds from the issue of shares under stock purchase and option plans that totaled $832,000, tax benefits from exercised stock options that totaled $287,000, which was partially offset by repayments of long-term debt of $575,000.

BANK  AGREEMENT
---------------

We are parties to an agreement with Wachovia Bank, National Association (the "Bank"), which has had a number of amendments (the "Bank Agreement"), which has been extended to May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 1999 acquisition is December 1, 2006, and with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. We expect to repay the $4.5 million due on December 1, 2006 with cash on hand. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank's prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At September 30, 2006, the Bank's prime rate was 8.25% and LIBOR was 5.32%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the Bank provides us with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At September 30, 2006 we had three interest rate swaps in place to fix the interest rates, primarily for debt incurred for acquisitions in 1999 and 2003.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We were in compliance with its covenants pursuant to the Bank Agreement at September 30, 2006 and currently anticipate being in compliance with such covenants during the next 12 months.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

No changes have been made in our critical accounting policies during the nine months ended September 30, 2006 except for the adoption on January 1, 2006 of SFAS No. 123R. See footnote 5 in the consolidated financial statements for more information.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The information required by Item 3 has been disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in the disclosures regarding market risk.

ITEM  4.     CONTROLS  AND  PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

ITEM  1A.     RISK  FACTORS.

There have been no material changes during the nine months ended September 30, 2006 from the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM  6.     EXHIBITS.

Exhibit
Number          Description
------          -----------
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

                                   NEW BRUNSWICK SCIENTIFIC CO., INC.
                                   ----------------------------------
                                         (Registrant)


Date:     November 8, 2006         /s/ David Freedman
                                   ------------------
                                   David Freedman
                                   Chairman and
                                     Chief Executive Officer


Date:     November 8, 2006         /s/ Thomas Bocchino
                                   -------------------
                                   Thomas Bocchino
                                   Vice President, Finance,
                                     Chief Financial Officer and Treasurer
                                     (Chief Accounting Officer)