Form 10-K
period 2006-12-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2007-04-02
CIK 71241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-6994

NEW BRUNSWICK SCIENTIFIC CO., INC.
(Exact name of registrant as specified in its charter)
New Jersey	22-1630072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

44 Talmadge Road, Edison, N.J. 08817
(Address of principal executive offices)

Registrant's telephone number, including area code: (732) 287-1200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock - par value $0.0625	NASDAQ

Common stock purchase rights	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $56,506,000 as of June 30, 2006. This figure was calculated by reference to the high and low prices of such stock on June 30, 2006.

The number of shares outstanding of the Registrant's Common stock as of February 22, 2007:  9,220,311.

DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Proxy Statement to be filed within 120 days after the end of the fiscal year 2006, is incorporated in Part III herein.

The EXHIBITS INDEX is on Page 72.

NEW BRUNSWICK SCIENTIFIC CO., INC.

PART I

Item 1. Business.

General

New Brunswick Scientific Co., Inc. and its subsidiaries (“NBS”, “we”, “our” or "the Company") design, manufacture and market a variety of equipment used in biotechnology to create, maintain, measure and control the physical and biochemical conditions required for the growth, detection and storage of biological cultures. This equipment is used in medical, biological, chemical, and environmental research and for the commercial development of antibiotics, proteins, hormones, enzymes, monoclonal antibodies, agricultural products, fuels, vitamins, vaccines and other substances. The equipment sold by NBS includes fermentation equipment, bioreactors, biological shakers, ultra-low temperature freezers, CO2 incubators, nutrient sterilizing and dispensing equipment, tissue culture apparatus and air samplers.

NBS was incorporated in 1958 as the successor to a business founded in 1946 by two brothers, David and Sigmund Freedman, who were its principal stockholders and until August 31, 2003, two of its directors and executive officers. Sigmund Freedman retired as a Director and as Treasurer of the Company Effective August 31, 2003. Sigmund Freedman passed away in February 2006. David Freedman retired as Chief Executive Officer on December 31, 2006 and continues as a Director and Nonexecutive Chairman of the Board. The Company owns its 243,000 square foot headquarters and primary production facility located on 17 acres of land in Edison, New Jersey.

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

NBS has supplied fermentors and bioreactors to universities, biotechnology and pharmaceutical company laboratories since the 1950's. NBS' fermentors and bioreactors are used in applications using microorganisms engineered by recombinant DNA techniques, immunology and the production of monoclonal antibodies. Animal and plant cells as well as bacteria and viruses are usually grown on a small scale for research purposes. As the process is scaled up (i.e., replicated, using larger volumes), physical and chemical parameters, such as pH, vessel pressure and chemical composition may change, and the equipment used may require increasingly sophisticated control systems. Scale-up, which is one of the important uses of the Company's pilot scale production systems, is a complex technical procedure critical to successful commercialization of biological processes. These systems may be used to set parameters or to determine the feasibility of production at greater volumes, depending upon the goal of the customer. Particularly in the area of bioreactors, the Company has developed unique designs and has been issued patents to protect its technology. The Company's fermentors and bioreactors incorporate sophisticated instrumentation systems to measure, record and control a multiplicity of process variables.

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

The Company manufactures three distinct lines of shakers. Its INNOVA line, which is its most sophisticated shaker, its Excella Series™ which is intended primarily for sale through distributors and its I-Series which is manufactured exclusively for Fisher Scientific, the laboratory products distributor subsidiary of Thermo Fisher Scientific.

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

The Company manufactures two distinct lines of ULT freezers. Six models in its space-saving INNOVA line, which utilizes thin vacuum insulation panels provide up to a 30% increase in storage capacity over traditionally insulated models in the same footprint. The four models in the Company’s standard line offer an economical alternative and make use of conventional urethane insulating techniques.

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

Research and Development

Research and development expenditures, all of which are sponsored by the Company, amounted to $4,488,000 in 2006, $4,555,000 in 2005 and $3,597,000 in 2004. Forty-four (44) of the Company's professional employees were engaged full time in research and development activities.

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

Since 1990, Fisher Scientific (“Fisher”), the laboratory products distributor subsidiary of Thermo Fisher Scientific, Inc., has been the exclusive distributor of certain products manufactured by the Company. In January 2007, Fisher and the Company renewed their distributorship agreement. Fisher is the exclusive U.S. distributor of the Company’s Excella, C-Line and I-Series biological shakers. While Fisher is the exclusive U.S. distributor for these NBS shakers, NBS markets and sells its INNOVA shakers and other products on a direct basis. Fisher also distributes a few selected INNOVA models and is the exclusive U.S. distributor of the Company’s CO2 incubators, although the Company sells its CO2 incubators directly as well. Fisher is also the exclusive distributor for the Company’s C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and France. Fisher accounted for approximately 15.1%, 13.8% and 16.0%, respectively, of consolidated net sales during the years ended December 31, 2006, 2005 and 2004. The Company did not have net sales to any other customer in excess of 10% of consolidated net sales in any year.

NBS also sells its equipment, both directly and through scientific equipment dealers, to foreign companies, institutions and governments. The major portion of its foreign sales are made in Canada, Europe, China, Japan, India, Taiwan and Brazil. NBS also sells its products in Africa, and other Asian and Latin American countries. These sales may be substantially affected by changes in the capital investment policies of foreign governments or by the availability of hard currency. These sales may also be affected by U.S. export control regulations applicable to scientific equipment.

For information concerning net sales in the United States and foreign countries, long-lived assets located in the United States and foreign countries, and export sales for each of the three years ended December 31, 2006, see Note 12 of Notes to Consolidated Financial Statements. Export sales consist of all sales by the Company's domestic operations to customers located outside the United States. Hence, foreign sales include export sales.

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

NBS encounters competition from approximately 5 domestic and 6 foreign competitors in the sale of its products. Many of the Company’s competitors have financial, engineering, product development, sales and marketing and other resources greater than the Company’s.

The Company's principal competitors in the sale of fermentation equipment and bioreactors both in the United States and overseas are Sartorius BBI, a German company and Applikon, B.V., located in The Netherlands.

The Company believes that it has the largest worldwide market share for biological shakers. Thermo Fisher Scientific in the United States as well as several manufacturers in Europe are competitors of the Company in this market.

The Company, having begun in 2001 to sell ultra-low temperature freezers in the U.S., has a relatively small market share there but believes it has a substantial market share for freezers in the European market where it has been selling freezers for over 20 years. The Company’s main competitors in the sale of freezers are Thermo Fisher Scientific and Sanyo.

The Company, through the acquisition of RS Biotech Laboratory Equipment Limited in November 2003 began selling its own CO2 incubators. Since RS Biotech sold its CO2 incubators primarily in the United Kingdom, the Company believes it has a substantial market share in the UK and a relatively small market share in the rest of the world. The Company’s main competitors in the sale of CO2 incubators are Thermo Fisher Scientific, Sanyo, NuAire and Binder.

NBS encounters substantial competition in the sale of most of its other equipment where its sales do not represent major market shares.

Employees

NBS employs approximately 437 people, including 251 people engaged in manufacturing and supervision, 44 in research, development and engineering, 106 in sales and marketing, and 36 in administrative and clerical capacities. Manufacturing employees currently work a single shift, however, in certain areas a second shift has been employed. The Company's New Jersey manufacturing employees are represented by District 15 of the International Association of Machinists, AFL-CIO under a contract which expires in December 2007. The Company considers its labor relations to be good.

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
The Company and Wachovia Bank, National Association (the “Bank”) are parties to an agreement (the “Bank Agreement”), which has had a number of amendments, which expires on May 31, 2008. The Bank Agreement provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. All of the Company’s domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth.
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
The Company has begun the implementation of a new Oracle Enterprise Resource Planning system which will be phased in over the next two years, including a significant portion which is expected to occur in the first quarter of 2007. This system will replace many of the Company’s existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget, it could be disruptive and or adversely affect the operations and results of operations of the Company. Furthermore, the implementation of this system will have the effect of temporarily slowing down the manufacturing process which will result in a temporary reduction in shipments and net sales.

The Company has numerous competitors which have financial and other resources greater than the Company’s. Should the Company not compete successfully with its competitors, this could result in an adverse affect on results of operations.
The Company encounters competition from approximately 5 domestic and 6 foreign competitors in the sale of its products. Many of the Company’s competitors have financial, engineering, product development, sales and marketing and other resources greater than the Company’s. Should the Company be unable to compete with its competitors effectively by developing and introducing innovative and reliable new products on a timely basis, there could be an adverse affect on the Company’s results of operations.

Delays in receipt of raw materials could interrupt manufacturing schedules which could have an adverse affect on results of operations.
The raw materials used by the Company include stainless steel, carbon steel, copper, brass, aluminum and various plastics. Some components are purchased from others, including pumps, compressors, plumbing fittings, electrical and electronic components, gauges, meters, motors, glassware and general purpose hardware. Many of these components are built to the Company's specifications. The Company is not dependent upon any single supplier for any raw material or component, but delay in receipt of key components could adversely affect the manufacturing schedule.

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

Fisher, the laboratory products distributor subsidiary of Thermo Fisher Scientific, Inc., accounted for 15.1%, 13.8% and 16.0%, respectively, of consolidated net sales during the years ended December 31, 2006, 2005 and 2004. Thermo Fisher Scientific manufactures products that compete with the Company’s shaker products. A significant change or termination in the distribution agreement with Fisher could have an adverse affect on results of operations.
Since 1990, Fisher has been the exclusive distributor of certain products manufactured by the Company. In 2007, Fisher and the Company renewed their distributorship agreement. While Fisher is the exclusive U.S. distributor for certain NBS shakers, NBS markets and sells its INNOVA shakers and other products on a direct basis. Fisher also distributes a few selected INNOVA models and is the exclusive U.S. distributor of the Company’s CO2 incubators, although the Company sells its CO2 incubators directly as well. Fisher Scientific is also the exclusive distributor for the Company’s C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and France. A subsidiary of Thermo Fisher Scientific also manufactures products that compete with the Company’s shaker products. Fisher accounted for approximately 15.1%, 13.8% and 16.0%, respectively, of consolidated net sales during the years ended December 31, 2006, 2005 and 2004. Should a significant change or termination of this agreement occur this could have an adverse affect on the results of operations.

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

The Company’s New Jersey manufacturing employees are covered under a collective bargaining agreement. A strike, walkout or lockout for a significant period of time could have an adverse affect on results of operations.
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
The Company expects to continue to spend an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market listing requirement. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of the Company’s internal control system and attestations of the effectiveness of these systems by the Company’s independent auditors. The Company will be documenting and testing internal control systems and procedures and considering improvements that could be necessary in order for the Company to comply with the requirements of Section 404 by the end of 2007. This process has required the Company to hire outside advisory services and has resulted in additional accounting and legal expenses. While the Company believes that it currently has adequate internal controls over financial reporting, in the event that the Company’s chief executive officer, chief financial officer or independent auditors determine that the controls over financial reporting are not effective as defined under Section 404, investors perceptions of the Company could be adversely affected and could cause a decline in market price of the Company’s stock.

The market for the Company’s Common stock is limited and may not provide investors with liquidity or a market based valuation for their Common stock.
The Company considers its Common stock to be thinly traded and any last reported sale prices may not be a true market-based valuation of the Common stock. The present volume of trading in the Company’s Common stock may not provide investors sufficient liquidity in the event they wish to sell their Common shares.

Item 2.     Properties.

The Company's executive, administrative, engineering and domestic sales offices and its U.S. manufacturing operations, warehouse and other facilities are located in a Company-owned 243,000 square foot one-story steel and concrete block building situated on a 17-acre site in Edison, New Jersey. Approximately 50,500 square feet is office space, approximately 10,400 square feet is laboratory space, approximately 5,200 square feet is leased to Antyra, Inc. and the balance is devoted to manufacturing and warehouse facilities. The Company’s RS Biotech Laboratory Equipment Limited subsidiary owns its 30,345 square foot building in Irvine, Scotland and the Company's NBS B.V. subsidiary owns its 22,825 square foot building in Nijmegen, The Netherlands.

The Company's other wholly-owned European subsidiaries lease facilities as follows: New Brunswick Scientific (UK) Limited - 3,002 square feet, NBS Cryo-Research Limited - 24,664 square feet, NBS GmbH - 1,173 square feet and New Brunswick Scientific NV/SA - 1,990 square feet.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A) Market Information - The Company's Common stock is traded in the National over-the-counter market (NASDAQ symbol NBSC). The following table sets forth the high and low prices for the Company's Common stock as reported by NASDAQ for the periods indicated.

	HIGH	LOW
2005
First Quarter	$7.33	$5.48
Second Quarter	6.00	4.65
Third Quarter	6.50	5.22
Fourth Quarter	7.07	5.36
2006
First Quarter	$8.79	$6.66
Second Quarter	10.28	7.15
Third Quarter	8.44	7.00
Fourth Quarter	8.46	7.25
2007
First Quarter (through February 28, 2007	$9.00	$7.85

(B)  Holders - The number of holders, including beneficial owners, of NBS' Common stock as of February 28, 2007, is 1,996.

(C) Dividends - In the last two years, the Company has not declared or paid a cash dividend on its Common stock. Payment of future dividends, if any, on the Company’s Common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and expansion plans.

(D) Securities authorized for issuance under equity compensation plans - The following table provides the information about the Company’s common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding stock options	Weighted average exercise price of outstanding stock options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	455,643	$5.63	481,404
Equity compensation plans not approved by security holders	-	-	-
Total	455,643	$5.63	481,404

(E) Performance Graph - The following chart compares the yearly change in the cumulative total shareholder return on the Company’s Common stock during the last five years ended December 31, 2006, with the cumulative total return of the Hemscott Index and an index comprised of the Hemscott Group Index. The comparison assumes that $100 was invested on December 31, 2001 in the Company’s Common stock and in each of the other two indices.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG NEW BRUNSWICK SCIENTIFIC CO., INC., HEMSCOTT INDEX AND HEMSCOTT GROUP INDEX

DOLLARS
200
175
150
125
100
75
50
25
0
2001
2002
2003
2004
2005
2006
NEW BRUNSWICK SCIENTIFIC CO., INC.
HEMSCOTT GROUP INDEX
HEMSCOTT INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

COMPANY/INDEX/MARKET	2001	2002	2003	2004	2005	2006

New Brunswick Scientific Co., Inc.	$100.00	$106.79	$117.04	$137.18	$150.23	$179.22
Scientific/Tech Instruments	100.00	63.24	101.80	113.31	122.13	141.70
Hemscott Index	100.00	79.43	105.75	118.62	127.02	147.03

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Net sales	$75,463	$67,616	$62,124	$49,404	$57,226
Net income (loss) (a)	3,761	2,494	1,931	(1,352)	2,412
Basic net income (loss) per share	0.41	0.28	0.22	(0.16)	0.29
Diluted net income (loss) per share	0.41	0.28	0.22	(0.16)	0.28
Total assets (b) (c)	59,117	54,966	53,795	51,531	45,543
Long-term debt, net of current installments (b) (c)	874	1,389	6,022	7,675	5,213

(a)
Includes pre-tax charges of $320,000 in 2003 related to the assignment of the lease and relocation of certain UK operations and $346,000 in 2004 related to severance costs. Also includes a pretax charge of $150,000 pertaining to a write-off in 2004 of inventory related to a discontinued product.

(b)	At year-end.
(c)	The balance sheet data as of December 31, 2002 is derived from unaudited financial statements not included herein, as a result of a 2004 restatement.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is Management's Discussion and Analysis of significant factors that have affected the Company's operating results and financial condition during the years ended December 31, 2006, 2005 and 2004, respectively, and should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in the Annual Report on Form 10-K.

The Company is in the process of implementing its enterprise resource planning system (“ERP System”). The implementation will be phased in over the two years, including a significant portion which is expected to occur in the first quarter of 2007. The implementation includes changes that involve internal controls over financial reporting. Although the Company expects the implementation to proceed without any material adverse effects, the possibility exists that the migration to this ERP System could adversely affect the Company’s internal controls, disclosure controls and procedures or results of operations in future periods. Furthermore, the implementation of this system is having the effect of temporarily slowing down the manufacturing process which will result in a temporary reduction in shipments and net sales.

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

Fisher Scientific, the Company’s largest customer, is the exclusive U.S. distributor of the Company’s Excella, C-Line and I-Series biological shakers and is the exclusive dealer for the Company’s CO2 incubators in the United States. Fisher Scientific is also the exclusive distributor of the Company’s C-Line shakers in certain European countries and has a broader distribution arrangement with the Company in Canada and in France.

Net Sales and Backlog Information

The following table summarizes consolidated backlog, orders and net sales for the years ended December 31, 2006 and 2005 (in thousands of dollars):
	2006	2005	Increase (Decrease)	% Change
Backlog - beginning	$10,776	$8,376	$2,400	28.7%
Add orders received	73,904	70,016	3,888	5.6
Less net sales	75,463	67,616	7,847	11.6
Backlog - ending	$9,217	$10,776	$(1,559)	(14.5)%

Net sales increased 11.6% to $75,463,000 for the year ended December 31, 2006 from $67,616,000 from the year ended December 31, 2005. Net sales increased 16.7% internationally and U.S. net sales increased 4.5% during 2006. The overall increase in net sales was due principally to higher sales of ultra low temperature freezers, cell culture and fermentation equipment and shakers. Due to the weakness of the U.S. Dollar compared to the European currencies during the year ended December 31, 2006 versus 2005, the effects of foreign currency translation favorably affected net sales during the year ended December 31, 2006 by $247,000 or 0.3% of net sales when compared with the year ended December 31, 2005.

New orders received for the year ended December 31, 2006 increased by 5.6% or $3,888,000. As of December 31, 2006 the backlog decreased 14.5%. As a result of higher inventory levels in early 2006, reduced cycle times and improved production planning, the Company was able to handle the increase in orders while decreasing the backlog from the December 31, 2005 level.

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

Gross Margin

The following table shows gross profit and gross margin for the years ended December 31, 2006, 2005 and 2004 (in thousands of dollars):

	2006	2005	2004
Net sales	$75,463	$67,616	$62,124
Cost of sales	44,912	40,573	37,292
Gross profit	$30,551	$27,043	$24,832
Gross margin	40.5%	40.0%	40.0%

For the year ended December 31, 2006, the gross margin increased to 40.5% from 40.0% from the prior year. This increase is attributable to greater absorption of overhead due to the increased production at our factories. The results for the year ended December 31, 2005 was negatively impacted by the effects of our aggressive discounting strategy aimed at gaining market share for certain products in select markets.

Cost of goods sold for the year ended December 31, 2006 included a share-based compensation charge of $32,000 associated with the adoption of SFAS 123R. As of December 31, 2006, $8,000 of compensation costs associated with the adoption of SFAS 123R was capitalized into inventory.

For the year ended December 31, 2005 there was no change in the gross margin percentage from the year ended December 31, 2004, which remained at 40.0%. Margins of the Company’s U.S. operations declined slightly due to the higher level of export sales through dealer organizations which carry lower margins than direct sales and competitive discounting. Offsetting this decline were (i) higher margins realized by the Company’s European sales subsidiaries, (ii) greater absorption of overhead due to the increase in volume, and (iii) lower provisions for excess and obsolete inventory in 2005 as a result of improved inventory management.

Selling, General and Administrative

Selling, general and administrative expenses increased $1,842,000 to $20,085,000 for the year ended December 31, 2006 compared with the year ended December 31, 2005. This increase was primarily due to: (i) training, data conversion, consulting, and maintenance costs associated with implementing a new Oracle Enterprise Resource Planning system; (ii) increased personnel and related cost associated with our sales and service groups, (iii) a share-based compensation charge of $304,000 associated with the adoption of SFAS 123R, (iv) a $396,000 recognition bonus to be paid to the Company’s founder and former Chief Executive Officer, and (v) $62,000 from the unfavorable effects of the weaker U.S. Dollar versus the 2005 period. The 2005 period was negatively impacted by $207,000 of consulting costs related to Sarbanes Oxley Section 404 compliance.

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

Research, Development and Engineering

Research, development and engineering expenses for the year ended December 31, 2006 decreased by $132,000 to $4,488,000 compared with the year ended December 31, 2005. Spending for the 2006 period reflect reduced spending on consulting and costs associated with prototypes. Included in the results for the year ended December 31, 2006 is a share-based compensation charge of $22,000 associated with the adoption of SFAS 123R.

Research, development and engineering expenses for the year ended December 31, 2005 increased by $933,000 to $4,620,000 compared with the year ended December 31, 2004. The increase was primarily related to personnel costs, consulting and materials used in the development of new product designs for the Company.

Interest Income

For the years ended December 31, 2006 and 2005 interest income increased by $133,000 and $187,000, respectively. The increase is primarily due to higher available cash and rising interest rates on invested cash.

Interest Expense

Interest expense decreased by $26,000 to $333,000 during the year ended December 31, 2006. This reduction in interest expense is due primarily to capitalized interest of $42,000 on our new enterprise resource planning system during the year ended December 31, 2006 and a lower level of average outstanding debt during 2006.

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

Other Income (Expense)

The following table details other income (expense) for the years ended December 31, 2006, 2005 and 2004 (in thousands of dollars):
	2006	2005	2004
Gain (loss) on assets sold	$-	$(1)	$(22)
Gain on foreign currency transactions (a)	55	143	3
Bank fees	(39)	(37)	(46)
Other, net	(7)	(14)	(11)
Total other income (expense)	$9	$91	$(76)

____________________
(a)	Foreign exchange transaction gains and losses relate primarily to the settlement of purchases in the normal course of business between the Company’s United States and European operating companies.

Income Tax Expense

The Company’s effective income tax rate for the years ended December 31, 2006 and 2005 was 37.9% and 40.4%, respectively. The decrease in the Company’s effective income tax rate is attributable to a number of factors including: (i) a decrease in state and local taxes, (ii) the tax impact on the income of the Company’s foreign subsidiaries which are taxed at lower rates, (iii) deductibility of certain expenses, and (iv) utilization in 2006 of loss carryforwards from certain of the Company’s European subsidiaries.

The Company’s effective income tax rate of 40.4% and 40.9% for the years ended December 31, 2005 and 2004, respectively, is higher than might otherwise be expected due to changes in the valuation allowances on deferred tax assets for which management believes some portion of those deferred tax asset may not be realized in the future.

Currency Translation

During 2006, the U.S. Dollar weakened against the currencies of the European countries where the Company has subsidiary operations. The effect on balance sheet translation resulted in an unrealized currency translation gain of $2,666,000 versus the 2005 period when the U.S. Dollar strengthened against the currencies of the European countries. During 2005, the effect of balance sheet translation resulted in an unrealized currency translation loss of $2,089,000.

Financial Condition

Liquidity and Capital Resources
Contractual Obligations

The Company’s contractual obligations and commitments at December 31, 2006 principally include obligations associated with its outstanding indebtedness, future minimum operating lease obligations and purchase obligations as set forth in the following table:
	Payments Due by Period
	(In thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, obligations (a)	$1,414	$540	$874	$-	-
Interest payments	85	55	30	-	-
Operating lease obligations (b)	3,012	837	1,393	391	391
Purchase obligations(c)	7,642	7,328	314	-	-
Total contractual cash obligations	$12,153	$8,760	$2,611	$391	$391
_____________________
(a)
Consists primarily of debt incurred for acquisitions financed under the Company’s Bank Agreement and of notes due to the sellers of businesses acquired by the Company (See Note 6 to the Consolidated Financial Statements).

(b)
Primarily reflects (on a gross basis before sublet income) lease obligations for four premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of £99,750 ($195,300 at December 31, 2006). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of £45,000 ($88,100 at December 31, 2006).

(c)	Primarily includes commitments for raw materials and services related to the Company’s production of equipment at its various manufacturing facilities.

Guarantees

In order to secure a £250,000 grant from the Scottish Ministers, Scottish Executive Enterprise, Transport and Lifelong Learning Department for the relocation and expansion of the Company’s facility in Scotland, UK, the Company guaranteed the repayment of that grant for up to £250,000 plus interest, should the Company not fulfill its obligations under that grant. Among other conditions, the Scottish Ministers could recall all or a portion of the grant should the Company fail to meet specific job targets or experience a change in control. On August 8, 2006 the Company received the first installment under the grant which amounted to £110,000 and will be recognized into income over a weighted average life of 7 years. The guarantee will terminate on the fifth anniversary of the first payment of the grant. As of December 31, 2006, the amount of the guarantee is £110,000 ($215,400) and the unamortized portion of the grant was £101,000 ($197,800).

Cash Flows:

Operating Activities

Cash and cash equivalents decreased $3,269,000 to $8,082,000 at December 31, 2006 from $11,351,000 at December 31, 2005. Net cash provided by operating activities amounted to $3,388,000 for the year ended December 31, 2006. The overall factors primarily affecting operating cash flows during the year ended December 31, 2006 were (i) net income of $3,761,000 as adjusted for non-cash items such as depreciation and amortization, share-based compensation, deferred income taxes and a change in the fair value of interest rate swaps, (ii) an increase in advance payments from customers, and (iii) a decrease in prepaid expenses, other current assets, inventories and other assets, partially offset by (i) an increase in accounts receivable, and (ii) a decrease in accounts payable and other liabilities. The increase in accounts receivable of $2,658,000 during 2006 was primarily due to the increased volume of business during the year.

Investing Activities

In 2006, net cash used in investing activities of $3,312,000 was primarily the result of capital expenditures of: (i) £699,000 ($1,370,000) for the purchase of land and building in Irvine, Scotland for the Company’s RS Biotech subsidiary, (ii) $814,000 of capitalized costs associated with the Company’s new enterprise resource planning system, (iii) $573,000 for a horizontal machining center in the U.S. and (iv) normal additions to property, plant and equipment.

Financing Activities

In 2006, net cash used in activities totaled $3,486,000 and primarily consisted of the debt repayments of $4,639,000, partially offset by the proceeds from the issue of shares under stock purchase and option plans that totaled $867,000 and excess tax benefits from exercised stock options that totaled $286,000.

Bank Agreement

The Company and Wachovia Bank, National Association (the “Bank”) are parties to an agreement (the “Bank Agreement”), which has had a number of amendments, which expires on May 31, 2008. The Bank Agreement provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The maturity of the acquisition portion of the credit facility with respect to a 2003 acquisition is November 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank’s prime rate less 125 basis points or LIBOR plus 125 basis points, at the discretion of the Company. At December 31, 2006, the Bank’s prime rate was 8.25% and LIBOR was 5.32%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the bank provides the Company with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At December 31, 2006, the Company had two interest rate swaps in place to fix the interest rates, primarily for debt incurred for an acquisition in 2003.

All of the Company’s domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, at December 31, 2006, and currently anticipates being in compliance with such covenants during 2007.

Pension Contribution

The Company’s best estimate of its contributions to its defined benefit pension plan is $1,020,000 for the year ending December 31, 2007.

Related Party Transactions

The Company entered into a Retirement Agreement and a three (3) year Consulting Agreement with David Freedman. Under the terms of the Retirement Agreement Mr. Freedman agrees to retire from the Company on December 31, 2006 and among other consideration, Mr. Freedman will be paid a $396,000 bonus in recognition of his founding, visionary guidance and service to the Company. Under the terms of the Consulting Agreement, starting January 1, 2007, Mr. Freedman agrees to provide one hundred twenty (120) hours of consulting services during each calendar quarter and as consideration for those services will be paid $10,000 per month over the term of this agreement.

Carol Freedman, the daughter of David Freedman and the sister of Kenneth Freedman (the son of David Freedman and a director of the Company), has been employed by the Company in various capacities since 1979. Ms. Freedman is currently the Customer Service Manager and is also the Assistant Treasurer of the Company. Her compensation for 2006 and 2005 was $63,370 and $60,900, respectively.

Critical Accounting Policies

No changes have been made in the Company’s critical accounting policies during the year ended December 31, 2006 except for the adoption on January 1, 2006 of SFAS No. 123R and the adoption on December 31, 2006 of SFAS No. 158. See footnotes 9 and 10 in the consolidated financial statements for more information.

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

The significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following policies to be critical within the SEC definition.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method.

With the adoption of SFAS 123R, compensation cost for stock options are recognized over the vesting period based on the estimated fair value on the date of the grant. SFAS 123R also requires that the Company estimate a forfeiture rate for all share−based awards. The Company monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The estimated fair values are based on assumptions, including estimated lives, volatility, dividend yield, and risk−free interest rates. These estimates also consider the probability that the options will be exercised prior to the end of their contractual lives and the probability of termination or retirement of the holder, which are based on reasonable facts but are subject to change based on a variety of external factors.

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

The Company’s products carry limited warranties that in general do not exceed one year from date of sale with the exception of ultra-low temperature freezers that carry a 5-year warranty and certain shaker products that carry a 2-year warranty. The Company accrues estimated product warranty costs based on historical trends at the time of sale and any additional amounts are recorded when such costs are probable and can reasonably be estimated.

The Company periodically sells maintenance contracts to certain customers. The value of such contracts are deferred and recognized into revenue on a straight line basis over the term of the contract.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to make capital expenditures, potential acquisitions and invest in cash equivalents and marketable debt securities. Cash equivalents and other marketable investments are carried at fair value on the consolidated balance sheets. The Company is also exposed to certain foreign exchange risk. At times, management might employ specific strategies, such as the use of derivative instruments or hedging to manage interest rate, foreign currency or other exposures. Further, the Company does not expect its market risk exposures to change significantly in the near term. At December 31, 2006, the outstanding borrowings of the Company consisted primarily of variable rate long-term debt (the large majority of which has been fixed through interest rate swaps), which had a carrying value of $1,414,000 and a fair value of approximately $1,367,000. Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt, but do not impact the carrying value, earnings or cash flows. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change, however, the fair value of the fixed rate long-term debt would decrease by approximately $19,000.

          Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements but does not believe the adoption will have a material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

Item 8.     Financial Statements and Supplementary Data.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Brunswick Scientific Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” effective January 1, 2006. Also as described in notes 1 and 9 to the consolidated financial statements, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R”, as of December 31, 2006.

/s/ KPMG LLP

KPMG LLP
Short Hills, New Jersey
March 29, 2007

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in thousands, except per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,082	$11,351
Accounts receivable, net of allowance for doubtful accounts, 2006 - $637 and 2005 - $395	15,520	11,989
Inventories	13,483	13,155
Refundable income taxes	196	-
Deferred income taxes	1,135	543
Prepaid expenses and other current assets	823	1,211
Total current assets	39,239	38,249
Property, plant and equipment, net	8,921	6,595
Goodwill	8,950	7,864
Deferred income taxes	-	326
Other assets	2,007	1,932
Total assets	$59,117	$54,966
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$540	$4,597
Accounts payable and accrued expenses	11,366	10,782
Total current liabilities	11,906	15,379
Long-term debt, net of current installments	874	1,389
Other liabilities	1,191	1,480
Total liabilities	13,971	18,248
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0625 par; authorized 25,000,000 shares; issued and outstanding: 2006 - 9,213,844 shares; 2005 - 9,006,922 shares	576	563
Additional paid-in capital	54,922	53,423
Accumulated deficit	(11,008)	(14,769)
Accumulated other comprehensive income (loss)	666	(2,489)
Notes receivable from exercise of stock options	(10)	(10)
Total shareholders’ equity	45,146	36,718
Total liabilities and shareholders’ equity	$59,117	$54,966

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per share amounts)

	2006	2005	2004
Net sales	$75,463	$67,616	$62,124

Operating costs and expenses:
Cost of sales	44,912	40,573	37,292
Selling, general and administrative expenses	20,085	18,243	17,493
Research, development and engineering expenses	4,488	4,620	3,687
Total operating costs and expenses	69,485	63,436	58,472
Income from operations	5,978	4,180	3,652
Other income (expense):
Interest income	405	272	85
Interest expense	(333)	(359)	(394)
Other, net	9	91	(76)

	81	4	(385)

Income before income tax expense	6,059	4,184	3,267
Income tax expense	2,298	1,690	1,336

Net income	$3,761	$2,494	$1,931

Basic income per share	$0.41	$0.28	$0.22

Diluted income per share	$0.41	$0.28	$0.22

Basic weighted average number of shares outstanding	9,157	8,959	8,741

Diluted weighted average number of shares outstanding	9,222	9,022	8,835

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Notes Receivable From Exercise of Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Options	Total
Balance, January 1, 2003	8,636,865	$540	$51,817	$(19,194)	$(1,585)	$(34)	$31,544
Issue of shares under employee stock purchase plan	34,675	2	164				166
Issue of shares under stock option plans	194,722	12	633				645
Tax benefits related to exercise of stock options			179				179
Payment on notes receivable from exercise of stock options						11	11
Net income				1,931			1,931
Other comprehensive income Adjustment					1,479		1,479
Balance, December 31, 2004	8,866,262	$554	$52,793	$(17,263)	$(106)	$(23)	$35,955
Issue of shares under employee stock purchase plan	32,056	2	156				158
Issue of shares under stock option plans	108,604	7	368				375
Tax benefits related to exercise of stock options			106				106
Payment on notes receivable from exercise of stock options						13	13
Net income				2,494			2,494
Other comprehensive loss adjustment					(2,383)		(2,383)
Balance, December 31, 2005	9,006,922	$563	$53,423	$(14,769)	$(2,489)	$(10)	$36,718
Issue of shares under employee stock purchase plan	18,541	1	137				138
Issue of shares under stock option plans, net	188,381	12	717				729
Share-based compensation			359				359
Excess tax benefit on stock option exercises			286				286
Net income				3,761			3,761
Other comprehensive income adjustment					4,684		4,684
Adjustment resulting from adoption of SFAS 158, net of tax					(1,529)		(1,529)
Balance, December 31, 2006	9,213,844	$576	$54,922	$(11,008)	$666	$(10)	$45,146

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$3,761	$2,494	$1,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,142	1,208	1,379
Share-based compensation	359	-	-
Deferred income taxes	466	185	1,148
Change in fair value of interest rate swaps	(67)	(197)	(261)
Change in related balance sheet accounts, excluding effect of acquisition:
Accounts receivable	(2,658)	(1,282)	(1,069)
Inventories	252	(1,449)	358
Prepaid expenses and other current assets	301	(182)	(1,902)
Other assets	699	(143)	609
Accounts payable and accrued expenses	(1,568)	3,452	768
Advance payments from customers	990	108	52
Other liabilities	(289)	(815)	(557)
Net cash provided by operating activities	3,388	3,379	2,456

Cash flows from investing activities:
Additions to property, plant and equipment	(3,413)	(1,444)	(1,317)
Proceeds from sale of property and equipment	131	3	44
Increase in insurance cash surrender value	(30)	(39)	(71)
Net cash used in investing activities	(3,312)	(1,480)	(1,344)

Cash flows from financing activities:
Excess tax benefit on stock option exercises	286	-	-
Borrowings under long-term credit facility	-	15	-
Repayments of long-term debt and other long-term obligations	(4,639)	(1,868)	(1,702)
Proceeds from issue of shares under stock purchase and option plans	867	533	811
Payments on notes receivable related to exercised stock options	-	13	11
Net cash used in financing activities	(3,486)	(1,307)	(880)
Net effect of exchange rate changes on cash	141	(87)	78
Net increase (decrease) in cash and cash equivalents	(3,269)	505	310
Cash and cash equivalents at beginning of year	11,351	10,846	10,536
Cash and cash equivalents at end of year	$8,082	$11,351	$10,846
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$531	$512	$686
Income taxes	2,214	859	1,497

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

Supplemental Schedule of Non-Cash Financing Activities:
During the year ended December 31, 2006, the Company retired 40,015 shares of Common stock that was tendered upon the exercise of certain employee stock options. The market price of these shares at the time of tender aggregated $319,000.

See notes to consolidated financial statements

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands)

	2006	2005	2004

Net income	$3,761	$2,494	$1,931

Other comprehensive income (loss):
Foreign currency translation adjustment	2,666	(2,089)	833
Minimum pension liability adjustment	2,038	(312)	646
Change in fair value of interest rate swap	(20)	18	-

Net comprehensive income	$8,445	$111	$3,410

See notes to consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Goodwill and acquired intangible assets:

The Company has one reporting unit as determined pursuant to Statement of Financial Accounting Standards Board (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 also requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of the Statement. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed an assessment to determine whether goodwill was impaired as of December 31, 2006 and determined that there is no impairment to its goodwill balance. The Company will test for impairment at December 31 each year.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company’s goodwill relates to acquisitions by the Company in the United Kingdom in 2003 and in 1999. The changes in goodwill in 2006 and 2005 were due to translation adjustments, as shown in the following table (in thousands):

	2006	2005
Balance at January 1	$7,864	$8,769
Effect of foreign exchange translation rates	1,086	(905)
Balance at December 31	$8,950	$7,864

Research and development:

Research and development costs are expensed as incurred. Research and development expenditures, all of which are sponsored by the Company, amounted to $4,488,000 in 2006, $4,620,000 in 2005 and $3,687,000 in 2004.

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
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

	Year Ended December 31,
	2006	2005	2004
Dilutive effect	65	63	94

Stock options to purchase 0, 151,500 and 17,000 shares of Common stock are excluded from the earnings per share calculation in the years ended December 31, 2006, 2005 and 2004, respectively, because their inclusion would be antidilutive.

Share-based compensation:

On January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. No. 123 (revised 2004), "Share−Based Payment" ("SFAS 123R") which requires that the cost resulting from all share−based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. The Company uses the Black−Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. Management also makes decisions regarding the risk free interest rate used in the model and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The fair value of the compensation cost is recognized on a straight−line basis over the requisite service period of the award.

Historically, through the year ended December 31, 2005, the Company accounted for stock−based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No compensation expense related to stock options was reflected in the Company's Consolidated Statements of Operations.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Fair values of financial instruments:

The carrying values of the Company’s financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities included in the Company’s Consolidated Balance Sheets approximated their fair values at December 31, 2006 and 2005. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data. The approximate fair value of long-term debt was $1,367,000 at December 31, 2006.

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

Comprehensive income:

Comprehensive income consists of net income, foreign currency translation adjustments, the minimum pension liability adjustment and the change in fair value of the interest rate swaps and is presented in the consolidated statements of comprehensive income. At December 31, 2006, accumulated other comprehensive income consists of $2,197,000 of a cumulative foreign currency translation gain offset by a $1,529,000 net actuarial loss from the Company’s defined benefit pension plan (which is net of tax of $934,000). At December 31, 2005, accumulated other comprehensive loss consists of $469,000 of a cumulative foreign currency translation loss, and an additional minimum pension liability adjustment of $2,038,000 (which is net of tax of $1,132,000), offset by favorable change in the fair value of interest rate swaps of $18,000, which is net of tax of $12,000.

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
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Derivative instruments and hedging activities:

The Company enters into interest rate swaps to mitigate interest rate risks from its variable rate debt (see Note 6). The Company does not hold or issue derivative financial instruments for trading or speculative purposes. On December 31, 2006, the Company did not have any derivative instruments outstanding with the exception of two (three at December 31, 2005) interest rate swaps utilized to fix the interest rates on certain debt incurred for acquisitions and an equipment purchase.

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

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

On April 1, 2005 the Company put in place the required documentation as prescribed by SFAS No. 133 and designated three interest rate swaps (one expired in November 2006) as cash flow hedges and will therefore avail itself of the hedge accounting rules for the remainder of the lives of the swaps. As such, the negative fair values of the swaps as of the designation date, which aggregated $146,000, will ultimately be recognized into income over the remaining lives of the interest rate swaps as ineffectiveness. Since April 1, 2005, hedge ineffectiveness measured each quarter is recognized in operations. The effective changes in the fair value of the swaps subsequent to April 1, 2005 are shown as an increase or decrease in other comprehensive income on the Company’s balance sheet in accordance with the requirements of SFAS No. 133.

At December 31, 2006 the remaining fair values of the two swaps aggregated $31,000. During the years ended December 31, 2006, 2005 and 2004, the change in the fair value of the swap agreements recorded as a decrease to interest expense amounted to $67,000, $197,000 (the Company recognized $80,000 of hedge ineffectiveness since April 1, 2005) and $261,000, respectively.

Recently issued accounting standards:

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements but does not believe it will be material.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. Additionally, employers are required to record all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts will be reclassified into earnings as components of net period benefit cost/income pursuant to the current recognition and amortization provisions. SFAS 158 does not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost. SFAS 158 was effective for fiscal years ending after December 15, 2006. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 had no effect on the consolidated statements of operations and cash flows for the year ended December 31, 2006. SFAS 158 also did not have an effect on the consolidated balance sheet as of December 31, 2005 or any other prior period financial statements presented herein.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 clarifies the staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have any impact on our consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

2.	Inventories at December 31 consist of:

	2006	2005
	(In thousands)
Raw materials and sub-assemblies	$8,805	$7,123
Work-in-process	1,221	2,120
Finished goods	3,457	3,912
	$13,483	$13,155

3.Property, plant and equipment at December 31 consists of:
	2006	2005
	(In thousands)
Land	$905	$745
Buildings and improvements	5,629	4,386
Machinery and equipment	20,250	18,337
	26,784	23,468
Less accumulated depreciation	17,863	16,873
	$8,921	$6,595

4.	Acquisition:

In connection with the purchase of RS Biotech Laboratory Equipment Limited (“RS Biotech”), the Company was obligated to pay an additional £300,000 if certain minimum unit sales of CO2 incubators are achieved. At the date of the acquisition, the Company believed the payment of such additional consideration was determinable beyond a reasonable doubt and as such, recorded the amount as a liability and as additional purchase price. In 2005 the Company paid £150,000 of this amount and the remaining £150,000 was paid in 2006. The source of the cash consideration paid was the Company’s line of credit for acquisition purposes provided by Wachovia Bank, National Association, payable in monthly principal installments of $17,858 plus interest.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

5.	Investment in Antyra, Inc.:

The Company had an equity investment in Antyra, Inc., a biotechnology startup company, that was written down to zero in 2001. Antyra, Inc. was majority-owned and fully funded by the Company until June 14, 2001 at which time Antyra, Inc. raised funds from an institutional investor reducing the Company’s ownership interest to 47%. Antyra, Inc. has subsequently succeeded in raising additional capital.

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

The Company and Wachovia Bank, National Association (the “Bank”) are parties to an agreement (the “Bank Agreement”), which has had a number of amendments, which expires on May 31, 2008. The Bank Agreement provides the Company with a credit facility for acquisitions, equipment loans, working capital and letters of credit, and foreign exchange transactions. The maturity of the acquisition portion of the credit facility with respect to a 2003 acquisition is November 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement, bear interest at the Bank’s prime rate less 125 basis points or LIBOR plus 125 basis points, at the discretion of the Company. At December 31, 2006, the Bank’s prime rate was 8.25% and LIBOR was 5.32%.

All of the Company’s domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. The Company is in compliance with its covenants pursuant to the Bank Agreement, at December 31, 2006.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following amounts were outstanding and available under the Bank Agreement (in thousands):

	December 31, 2006				December 31, 2005 Outstanding
	Total Line	Available	Outstanding
Acquisitions	$10,000	$9,160	$840(a	)	$5,133(a	)
Equipment loans	2,500	2,184	316(b	)	481(b	)
Working capital and letters of credit	5,000	4,971	29(c	)	29(c	)
	$17,500	$16,315	$1,185		$5,643
_____________________
(a)	$0 in 2006 and $4,079,000 in 2005 at fixed interest of 8% per annum and $840,000 in 2006 and $1,054,000 in 2005 at fixed interest of 4.46% per annum through the use of interest rate swap agreements
(b)	Interest fixed at 4.14% per annum through the use of an interest rate swap agreement
(c)	Letters of credit

At December 31, 2006 and 2005, the interest rate swaps referred to above had aggregate fair values of $31,000 and negative $36,000, respectively, and are included in Other Assets and Liabilities in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, the Company issued notes in the amount of £250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At December 31, 2006 and 2005, the balance due on the notes was £50,000 ($98,000) and £100,000 ($172,000), respectively.

In November 2003, the Company issued notes in the amount of £975,000 ($1,645,000 at the date of acquisition) in connection with the acquisition of RS Biotech. The notes did bear interest, payable semi-annually at the lower of 6% or the base rate of the Bank of Scotland and were payable £487,500 on the first and second anniversary, respectively, of the acquisition. At December 31, 2006, the balance due on the notes was £0 ($0).

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company is a party to first and second mortgages on the facility of the Company's Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, the Company is obligated to make monthly payments of interest and quarterly payments of principal. At December 31, 2006, $61,000 and $90,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2005, $80,000 and $107,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Aggregate annual maturities of long-term debt are as follows:

Year ending December 31	Amount
(In thousands)

2007	$540
2008	838
2009	36
After 2009	-
$1,414

7.	Accounts payable and accrued expenses at December 31, consists of:

	2006	2005
	(In thousands)
Accounts payable-trade	$3,580	$4,367
Accrued salaries, wages and payroll taxes	3,045	2,461
Accrued warranties	1,103	963
Deferred maintenance contract income	394	409
Commissions payable	1,233	810
Advance payments from customers	1,353	334
Accrued income taxes	-	517
Other accrued liabilities	658	921
	$11,366	$10,782

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

8.	Income taxes:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Income (loss) before income tax expense:
Domestic	$2,204	$1,531	$3,019
Foreign	3,855	2,653	248
	$6,059	$4,184	$3,267
Income tax expense (benefit) consists of:
Current:
Federal	$678	$419	$(149)
State	121	74	6
Foreign	1,033	1,012	331
Deferred:
Federal	198	135	905
State	37	25	243
Foreign	231	25	-
	$2,298	$1,690	$1,336

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Inventories	$508	$637
Allowance for doubtful accounts	192	112
Accrued expenses	416	419
Foreign net operating loss carryforward	1,403	1,271
Domestic capital loss and contribution carryforwards	182	502
Other assets	225	1,152
Gross deferred tax assets	2,926	4,093
Less: valuation allowance	1,585	1,773
	1,341	2,320
Deferred tax liabilities:
Accumulated depreciation	617	670
Pension	247	781
	864	1,451
Net deferred tax asset (liability)	$477	$869

At December 31, 2006, the Company has current deferred tax assets of $1,135,000 and has a non-current deferred tax liability of approximately $658,000, which is included in other liabilities in the accompanying 2006 consolidated balance sheet. At December 31, 2005, the Company has current deferred tax assets of $543,000 and non-current deferred tax assets of $326,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Included above are the tax effects of foreign net operating loss carryforwards of approximately $3,144,000, which are covered by a full valuation allowance. Also covered by a full valuation allowance are domestic capital loss and contribution carryforwards. In 2006, the Company wrote off a $367,000 deferred tax asset relating to domestic capital loss carryforwards, and the related valuation allowance, as they expired unused. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2006.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company's effective income tax rates for 2006, 2005 and 2004 differed from the U.S. statutory Federal income tax rate of 34% as follows:

	2006	2005	2004
	(In thousands)
Computed "expected" tax expense (benefit)	$2,060	$1,423	$1,111
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	99	66	179
Rate differential between U.S. and foreign income taxes, net of foreign tax credits	(27)	(12)	(22)
Change in valuation allowance allocated to income tax expense	178	159	121
Other	(12)	54	(53)
Actual tax expense	$2,298	$1,690	$1,336

9.    Pension plans and other liabilities:

The Company has a noncontributory defined benefit pension plan covering qualified U.S. salaried employees, including officers. Additionally, the Company made contributions to a union sponsored multi-employer defined benefit plan, in the amount of $120,000, $120,000 and $126,000 in 2006, 2005 and 2004, respectively.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

As described in Note 1, the Company adopted SFAS 158 during the fourth quarter of 2006. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of the pension plan in the December 31, 2006 balance sheet, with a corresponding adjustment to comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. The effects of adopting the provisions of SFAS 158 on our balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect the operating results in the future periods. Had the Company not been required to adopt SFAS 158 as December 31, 2006, the Company would have continued to recognize an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158”.

	At December 31, 2006
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
	(In thousands)
Long-term pension asset (liability)	$2,093	$(2,463)	$(370)
Accumulated other comprehensive income, exclusive of deferred taxes	-	2,463	2,463

	2006	2005	2004
Components of net periodic benefit cost	(In thousands)
Service cost	$434	$398	$381
Interest cost	529	497	481
Expected return on plan assets	(544)	(547)	(467)
Transition obligation	15	19	19
Amortization of prior service cost	(2)	(4)	(4)
Recognized net actuarial loss	234	190	217
Net periodic benefit cost	$666	$553	$627

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Weighted-average assumptions and measurement dates	2006	2005	2004
Benefit obligations:
Discount rate	5.90%	5.55%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%
Measurement date - December 31	2006	2005	2004
Census data snapshot date - December 31	2006	2005	2004
Net periodic pension cost:
Discount rate	5.55%	5.75%	5.85%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term return on plan assets	6.50%	7.50%	7.50%
Measurement date - January 1	2006	2005	2004
Census data snapshot date - January 1	2006	2005	2004

The asset allocation of plan assets at December 31, 2006 and 2005 were as follows:

Asset Category	2006	2005
Cash and cash equivalents	2.9%	2.9%
Debt securities	28.6	29.2
Equity securities	66.8	66.3
Real estate investment trust	1.7	1.6
Total	100.0%	100.0%

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

The plan’s assets are managed by outside professionals. The investment time horizon is at least 3-5 years. There are no regular cash flow requirements from the portfolio and all income is reinvested into principal since the cash needs of the plan are met by the Company’s annual contributions. The Company is not aware of any pending substantial liquidity needs from the plan. The Company’s minimum performance objective is to meet its assumed expected annual return on plan assets of 6.5%. The plan is not permitted to invest in illegal and not readily marketable securities or real estate.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Pension expense in 2006 was determined using a 5.55% discount rate (consistent with the determination of liabilities at the end of 2005) and the December 31, 2006 plan liability and other disclosure items using a 5.9% discount rate. The discount rates were determined as [3x(a)+(b)]/4 where (a) is the average Aaa (Moody’s) long term corporate bond yield for the six months ending in December and (b) is the average Baa (Moody’s) long term corporate bond yield for the six months ending in December but not less than the Citigroup Pension Liability Index as of the end of the year. The expected long-term rate of return on plan assets is 6.5%. The Company employs a building block approach in determining the long-term rate of return for plan assets with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. The annual salary increase assumption of 3% was selected based on the Company’s estimate.

The following table sets forth the U.S. defined benefit plan’s projected benefit obligation, fair value of plan assets and funded status at December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Change in projected benefit obligation
Benefit obligation at beginning of year	$9,921	$8,868
Actuarial (gain) loss	(538)	574
Service cost	434	398
Interest cost	529	497
Benefits paid	(378)	(416)
Benefit obligation at end of year	$9,968	$9,921

Accumulated benefit obligation at December 31	$9,499	$9,524
Change in plan assets
Fair value of plan assets at beginning of year	$8,079	$7,075
Actual gain on plan assets	983	501
Employer contributions	1,020	1,022
Expenses paid	(107)	(102)
Benefits paid	(377)	(416)
Fair value of plan assets at end of year	$9,598	$8,080

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

As required by SFAS 158, the following information is presented as of December 31, 2006 (in thousands):

Funded status, end of year:	2006
Projected benefit obligation	$(9,968)
Fair value of plan assets	9,598
Funded status	$(370)

Amounts recognized in the consolidated balance sheet consist of:
Non-current liability	$370

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$2,463

Estimated amortization to be recognized in accumulated other comprehensive income in 2007 consist of:
Net actuarial loss	$142

As required by SFAS 87, the following information is presented for December 31, 2005 (this disclosure is no longer applicable under SFAS 158 and therefore, 2006 information is not presented) (in thousands):

2005
Funded status:	$(1,841)
Unrecognized net transition obligation	15
Unrecognized prior service cost	(2)
Unrecognized net loss	3,567
Net amounts recognized	$1,739

Amounts recognized in financial statements:
Accrued benefit cost	$(1,444)
Intangible asset	13
Accumulated other comprehensive loss (reduction in shareholder equity, excluding the deferred tax effect)	3,170
Prepaid pension	$1,739

The Company’s best estimate of its contributions to the plan is $1,020,000 for the year ending December 31, 2007.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The expected benefit payments over the next ten years are (in thousands):

2007	$527
2008	566
2009	603
2010	630
2011	659
2012-2016	3,855
$6,840

The Company has a defined contribution plan for its U.S. employees, with a specified matching Company contribution. The expense to the Company in 2006, 2005 and 2004 was $149,000, $157,000 and $141,000, respectively.

International pension expense in 2006, 2005 and 2004 was not material. Foreign plans generally are insured or otherwise fully funded.

10.	Share-based compensation:

The Company maintains non-qualified stock option plans for Officers and Key Employees, 10% Shareholder Directors and Nonemployee Directors. These plans are administered by the Governance and Compensation Committee of the Board of Directors.

2001 Non-Qualified Stock Option Plan

The 2001 Non-Qualified Stock Option Plan (the 2001 Plan) for officers and key employees provides for the granting of options to purchase up to 562,000 shares of the Company’s Common stock. Options generally may be exercised over five years in cumulative installments of 20% per year and expire up to ten years from the date of grant. The exercise price per share of each option may not be less than the fair market value of the Company’s Common stock on the date of grant.

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
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

In 1987, the Company adopted an Employee Stock Purchase Plan. Under the amended Employee Stock Purchase Plan, employees may purchase shares of the Company's Common stock at 95% of fair market value on specified dates. The Company has reserved 659,231 shares of its authorized shares of Common stock for this purpose. During 2006, 2005 and 2004, 18,541, 32,056 and 34,755 Common shares, respectively, were issued under the plan.

In December 2004, FASB issued SFAS 123R and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company adopted the new standard effective January 1, 2006 and the SFAS 123R charge is being recognized in cost of sales, selling, general and administrative expenses and research, development and engineering expenses over the remaining service period after the adoption date based on the options' original estimate of fair value.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

In the year ended December 31, 2006, the Company recorded pre-tax share-based compensation for options of $351,000, which is included in the Company’s income before income tax for the period. Had the Company not adopted SFAS 123R, the effect on basic and diluted income per share for the period ended December 31, 2006 would have been an increase of $0.04 for the year. As of December 31, 2006, $8,000 of compensation costs associated with the adoption of SFAS 123R was capitalized into inventory. As of December 31, 2006, there was $595,000 of total unrecognized compensation cost related to unvested options that the Company expects to recognize, on a straight line basis, over a weighted average period of 39 months. The Company utilizes newly issued shares to satisfy the exercise of stock options. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying Common stock on the date of grant exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R, with the exception of option forfeitures, which the Company accounted for as they occurred.

The fair value for each stock option granted is estimated at the date of grant using a Black-Scholes option-pricing model. The expected term of options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the years ended December 31, 2006, 2005 and 2004:
	2006	2005	2004
Expected life (years)	4.5	6.0	6.0
Expected volatility	48.08%	40.35%	51.07%
Expected dividend yield	--	--	--
Risk-free interest rate	4.53%	3.99%	4.09%
Weighted average fair value of options granted during the year	$3.23	$2.79	$3.31

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table summarizes option activity for the years ended December 31, 2006, 2005 and 2004:
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2004	1,036,409	$4.14
Granted at exercise prices which equaled the fair market value on the date of grant	15,000	6.07
Exercised	(194,722)	3.31
Cancelled	(136,031)	3.95
Outstanding at December 31, 2004	720,656	4.45
Granted at exercise prices which equaled the fair market value on the date of grant	136,500	6.14
Exercised	(108,604)	3.45
Cancelled	(156,632)	4.81
Outstanding at December 31, 2005	591,920	4.93
Granted at exercise prices which equaled the fair market value on the date of grant	107,000	7.14
Expired	(14,506)	4.60
Exercised	(228,396)	4.58
Forfeited	(375)	4.53
Outstanding at December 30, 2006	455,643	$5.63	3.45	$1,322
Exercisable at December 31, 2006	160,172	$4.75	2.15	$449

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table summarizes information about stock options outstanding at December 31, 2006:
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contract Term	Number of Options Exercisable
4.45	75,570	2.14	43,230
4.49	82,643	1.01	61,952
4.59	8,250	2.10	4,950
4.64	41,800	1.78	29,040
5.67	880	1.93	-
6.07	15,000	3.42	6,000
6.14	124,500	4.15	10,000
7.14	107,000	5.15	5,000
	455,643	3.45	160,172

In the aggregate, related to the aforementioned stock option plans, there were 481,404 additional shares available for grant at December 31, 2006.

The following table illustrates the pro forma effect on the Company’s net income and net income per share as if the Company had adopted the fair value-based method of accounting for stock-based compensation under SFAS 123 for the year ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net income as reported	$2,494	$1,931

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(304)	(309)
Pro forma net income	$2,190	$1,622

Income per share:
Basic-as reported	$0.28	$0.22
Basic-pro forma	$0.24	$0.19

Diluted-as reported	$0.28	$0.22
Diluted-pro forma	$0.24	$0.18

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Cash received from stock options exercised for the year ended December 31, 2006 was $729,000. Excess tax benefits realized from stock option exercises for the year ended December 31, 2006 was $286,000.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool (“APIC POOL”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. The Company concluded that it would use the alternative method allowed by FSP 123R-3. Upon adoption of SFAS 123R, the Company calculated its APIC Pool to be $955,000. Exercises of stock options for the year ended December 31, 2006 increased the APIC Pool to $993,000.

11.	Shareholders’ equity:

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

In 1989, the Company adopted an Employee Stock Ownership Plan and Declaration of Trust (“ESOP”). The ESOP provides for the annual contribution by the Company of cash, Company stock or other property to a trust for the benefit of eligible employees. The amount of the Company's annual contribution to the ESOP is within the discretion of the Board of Directors but must be of sufficient amount to repay indebtedness incurred by the ESOP trust, if any, for the purpose of acquiring the Company's stock and plan expenses. The Company made contributions to the ESOP of $9,000, $10,000 and $3,000 during 2006, 2005, and 2004, respectively.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Shareholders’ Equity includes a non-interest bearing note receivable, resulting from the exercise of stock options, from the Corporate Controller in the amount of $10,000. Imputed interest on this note as well as a note from the former Vice President - Finance, which was repaid in 2005, amounted to $483, $357 and $360, during 2006, 2005, and 2004, respectively.

12.	Segment information:

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

The following table sets forth the Company's net sales by geographic area for 2006, 2005 and 2004. Net sales by geographic areas are attributed to geographic area based on the location of the customer (in thousands):

	United States	Europe	Asia	Other	Consol-idated
Net sales:
2006	$29,556	$27,784	$9,751	$8,372	$75,463
2005	28,276	24,921	7,223	7,196	67,616
2004	28,087	21,374	6,148	6,515	62,124

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

During 2006, 2005 and 2004, net sales from domestic operations to foreign customers were $18,362,000, $16,905,000 and $14,201,000, respectively. Export sales from the United States are made to many countries and areas of the world including the Far East, India, the Middle East and South America with the most significant sales going to Canada, Europe, China, Japan, India, Taiwan and Brazil. Net sales from domestic operations to foreign customers are included in the geographic areas of the respective customers in the table above.

One multi-national distributor, Fisher Scientific, based in the United States accounted for approximately 15.1%, 13.8% and 16.0%, respectively, of consolidated net sales during the years ended December 31, 2006, 2005 and 2004.

The following table sets forth the Company’s long lived assets by geographic area for 2006, 2005 and 2004. The information shown below under the caption "Europe" represents the operations of the Company's wholly-owned foreign subsidiaries primarily in The Netherlands, Belgium, France and Germany (in thousands):

Long-lived assets:	United States	United Kingdom	Europe	Consolidated
2006	$7,643	$11,314	$921	$19,878
2005	7,105	8,806	806	16,717
2004	6,505	9,812	929	17,246

13.	Related party transactions:

The Company entered into a Retirement Agreement and a three (3) year Consulting Agreement with David Freedman. Under the terms of the Retirement Agreement Mr. Freedman agreed to retire from the Company on December 31, 2006 and among other consideration, Mr. Freedman was paid a $396,000 bonus in recognition of his founding, visionary guidance and service to the Company. Such amount was accrued for as of December 31, 2006 and was included in selling, general and administrative expenses on the accompanying 2006 statement of operations. Under the terms of the Consulting Agreement, starting January 1, 2007, Mr. Freedman agrees to provide one hundred twenty (120) hours of consulting services during each calendar quarter and as consideration for those services will be paid $10,000 per month over the term of this agreement.

Carol Freedman, the daughter of David Freedman, and the sister of Kenneth Freedman (the son of David Freedman and a director of the Company), has been employed by the Company in various capacities since 1979. Ms. Freedman is currently Customer Service Manager and is the Assistant Treasurer of the Company. Her compensation for 2006 and 2005 was $63,370 and $60,900, respectively; she also received options to purchase 1,100 shares of the Company’s Common stock in 2003 under the Company’s 2001 Stock Option Plan for Officers and Key Employees.

14.	Commitments and contingencies:

The Company is obligated under the terms of various operating leases. Rental expense under such leases for 2006, 2005 and 2004 was $640,000, $716,000 and $615,000, respectively. As of December 31, 2006, estimated future minimum annual rental commitments under noncancelable leases expiring through 2014 are as follows (in thousands):

	Obligation	Sublease Rentals	Net

2007	$837	$283	$554
2008	668	283	385
2009	529	261	268
2010	195	195	-
2011	195	195	-
After 2011	588	588	-
Total minimum payments required	$3,012	$1,805	$1,207

The Company is ultimately liable under two leases in the United Kingdom for premises that have been sublet to third parties. One lease pursuant to which the annual rent is £99,750 ($195,000 at December 31, 2006) expires in 2014 and has been sublet for the entire remaining term of the lease. The second lease on which the annual rent is £45,000 ($88,000 at December 31, 2006) runs until September 2009 and is also sublet for the remainder of the lease term.

In order to secure a £250,000 grant from the Scottish Ministers, Scottish Executive Enterprise, Transport and Lifelong Learning Department for the relocation and expansion of the Company’s facility in Scotland, UK, the Company guaranteed the repayment of that grant for up to £250,000 plus interest, should the Company not fulfill its obligations under that grant. Among other conditions, the Scottish Ministers could recall all or a portion of the grant should the Company fail to meet specific job targets or experience a change in control. On August 8, 2006 the Company received the first installment under the grant which amounted to £110,000 and will be recognized into income over a weighted average life of 7 years. The guarantee will terminate on the fifth anniversary of the first payment of the grant. As of December 31, 2006, the amount of the guarantee is £110,000 ($215,400) and the unamortized portion of the grant was £101,000 ($197,800).

From time to time, the Company is involved in litigation in the normal course of business, which management believes, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

15. Quarterly financial information (unaudited) (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2006
Net sales	$16,967	$18,586	$17,971	$21,939	$75,463
Gross profit	6,907	7,664	7,638	8,342	30,551
Net income	583	1,017	1,100	1,061	3,761
Income per share:
Basic	$0.06	$0.11	$0.12	$0.12	$0.41
Diluted (a)	0.06	0.11	0.12	0.11	0.41

Year ended December 31, 2005
Net sales	$16,108	$15,180	$16,137	$20,191	$67,616
Gross profit	6,302	5,913	6,785	8,043	27,043
Net income	407	4	833	1,250	2,494
Income per share:
Basic	$0.05	$0.00	$0.09	$0.14	$0.28
Diluted	0.05	0.00	0.09	0.14	0.28

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

Item 9B.     Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders currently scheduled for May 30, 2007 and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated by reference to the Proxy Statement. Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Registrant has a code of ethics for its Chief Executive Officer, Chief Financial Officer and Corporate Controller, which has been posted on its website at http://nbsc.com. Registrant will disclose on its website when there have been any waivers of, or amendments to, the code of ethics.

At least one member of Registrant’s audit committee is considered as an audit committee financial expert. Registrant’s audit committee consists of William J. Murphy, Peter Schkeeper and Ernest Gross.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.     Principal Accounting Fees and Services.

Information required by this item is incorporated herein by reference to the Registant’s Definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the SEC in April 2007, pursuant to Regulation 14A.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1. Financial statements and supplementary data included in Part II of this report:

New Brunswick Scientific Co., Inc. and Subsidiaries, consolidated financial statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2. Financial statement schedules included in part IV of this report:

Schedule II

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Controls and Procedures

4. Exhibits:

The Exhibits index is on Page 72.

Schedule II

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	Additions
	Balance At Beginning of Period	Charged to Costs and (Credited) to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$395	$256	$11	$25	$637

Inventory valuation allowance	2,140	576	113	1,102	1,727

Year ended December 31, 2005
Allowance for doubtful accounts	511	(53)	(14)	49	395

Inventory valuation allowance	2,564	315	(132)	607	2,140

Year ended December 31, 2004
Allowance for doubtful accounts	603	(106)	38	24	511

Inventory valuation allowance	2,658	883	107	1,084	2,564

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

(10-27)
The New Brunswick Scientific Co., Inc., 1999 Stock Option Plan for Nonemployee Directors is incorporated herein by reference to Appendix “C” appended to the Company’s Proxy Statement filed with the Commission on or about April 13, 1999.

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
.
(10-33)
Sixth Amendment to Credit Agreement between New Brunswick Scientific Co., Inc. and Wachovia Bank, National Association (previously First Union National Bank) dated April 1, 1999 is incorporated herein by reference to Exhibit (10-33) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

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

(10-36)
Seventh Amendment to Credit Agreement between new Brunswick Scientific Co., Inc. and Wachovia Bank, National Association (Previously First Union National Bank) dated April 1, 1999 is incorporated herein by reference to Exhibit (10-36) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10-37)	Indemnification Agreement with Thomas Bocchino is incorporated herein by reference to Exhibit (10-37) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10-38)*	Eighth Amendment to Credit Agreement between new Brunswick Scientific Co., Inc. and Wachovia Bank, National Association (Previously First Union National Bank) dated April 1, 1999.

(10-39)*	Indemnification Agreement with William J. Murphy.

(22)	Subsidiaries of the Company.

(24a)*	Consent of KPMG LLP.

(31)*	Certification of Thomas Bocchino.

(31)*	Certification of James T. Orcutt.

(32)*	Certifications of James T. Orcutt and Thomas Bocchino.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BRUNSWICK SCIENTIFIC CO., INC.

Dated: March 29, 2007	By:	/s/ David Freedman
David Freedman
Director and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 29, 2007	By:	/s/ Adele Lavender
Adele Lavender
Corporate Secretary

Dated: March 29, 2007	By:	/s/ Thomas Bocchino
Thomas Bocchino
Vice President, Finance
Treasurer and Chief Financial Officer
(Chief Accounting Officer)

Dated: March 29, 2007	By:	/s/ James T. Orcutt
James T. Orcutt
Chief Executive Officer,
President and Director

Dated: March 29, 2007	By:	/s/ Dr. Jerome Birnbaum
Dr. Jerome Birnbaum
Director

Dated: March 29, 2007	By:	/s/ Kenneth Freedman
Kenneth Freedman
Director

Dated: March 29, 2007	By:	/s/ Ernest Gross
Ernest Gross
Director

Dated: March 29, 2007	By:	/s/ William J. Murphy
William J. Murphy
Director

Dated: March 29, 2007	By:	/s/ Dr. David Pramer
Dr. David Pramer
Director

Dated: March 29, 2007	By:	/s/ Peter Schkeeper
Peter Schkeeper
Director

Dated: March 29, 2007	By:	/s/ Daniel S. Van Riper
Daniel S. Van Riper
Director