Form 10-Q
period 2007-03-31
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2007-05-15
CIK 71241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-6994

NEW BRUNSWICK SCIENTIFIC CO., INC.
(Exact name of registrant as specified in its charter)
New Jersey	22-1630072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Talmadge Road Edison, New Jersey	08817
(Address of principal executive offices)	(Zip Code)

(732) 287-1200 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There are 9,223,764 Common shares outstanding as of April 13, 2007.

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of New Brunswick Scientific Co., Inc. and its subsidiaries. The forward-looking statements include a number of risks and uncertainties which are detailed in Part I, Item 1A, “Risk Factors,”, of our Annual Report on Form 10-K for the year ended December 31, 2006 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “Company”, “we,” “us,” and “our” refer to New Brunswick Scientific Co., Inc. and its subsidiaries.

Part I - Financial Information.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)
ASSETS
	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$7,996	$8,082
Accounts receivable, net	11,579	15,520
Inventories:
Raw materials and sub-assemblies	10,064	8,805
Work-in-process	2,210	1,221
Finished goods	3,605	3,457
Total inventories	15,879	13,483
Deferred income taxes	1,143	1,135
Prepaid expenses and other current assets	2,284	1,019
Total current assets	38,881	39,239

Property, plant and equipment, net	8,831	8,921
Goodwill	8,995	8,950
Other assets	1,994	2,007
Total assets	$58,701	$59,117

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$541	$540
Accounts payable and accrued expenses	10,745	11,366
Total current liabilities	11,286	11,906

Long-term debt, net of current installments	762	874

Other liabilities	1,234	1,191
Total liabilities	13,282	13,971

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.0625 par; authorized 25,000,000 shares;issued and outstanding: 2007 - 9,222,276 shares; 2006 - 9,213,844 shares	576	576
Capital in excess of par	55,053	54,922
Accumulated deficit	(10,916)	(11,008)
Accumulated other comprehensive income	716	666
Notes receivable from exercise of stock options	(10)	(10)
Total shareholders’ equity	45,419	45,146
Total liabilities and shareholders’ equity	$58,701	$59,117

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Net sales	$14,992	$16,967
Operating costs and expenses:
Cost of sales	8,943	10,060
Selling, general and administrative expenses	4,897	4,626
Research, development and engineering expenses	1,066	1,286

Total operating costs and expenses	14,906	15,972
Income from operations	86	995
Other income (expense):
Interest income	85	88
Interest expense	(18)	(90)
Other, net	(7)	(30)
	60	(32)

Income before income tax expense	146	963
Income tax expense	54	380
Net income	$92	$583

Basic income per share	$0.01	$0.06
Diluted income per share	$0.01	$0.06
Basic weighted average number of shares outstanding	9,219	9,050
Diluted weighted average number of shares outstanding	9,297	9,117

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income	$92	$583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	308	362
Share-based compensation	75	73
Deferred income taxes	(8)	(5)
Change in fair value of interest rate swaps	6	(24)
Change in related balance sheet accounts:
Accounts and notes receivable	3,955	330
Inventories	(2,390)	(1,438)
Prepaid expenses and other current assets	(1,264)	(416)
Other assets	(15)	279
Accounts payable and accrued expenses	(675)	(2,039)
Other liabilities	43	(149)
Net cash provided by (used in) operating activities	127	(2,444)

Cash flows used in investing activities:
Additions to property, plant and equipment	(182)	(465)
Proceeds from sale of equipment	16	6
Net cash used in investing activities	(166)	(459)

Cash flows from financing activities:
Excess tax benefits on stock option exercises	3	181
Repayments of long-term debt	(111)	(196)
Proceeds from issue of shares under stock purchase and option plans	53	410
Net cash (used in) provided by financing activities	(55)	395

Net effect of exchange rate changes on cash	8	16
Net decrease in cash and cash equivalents	(86)	(2,492)
Cash and cash equivalents at beginning of period	8,082	11,351
Cash and cash equivalents at end of period	$7,996	$8,859

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19	$147
Income taxes	$693	$535

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

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$92	$583
Other comprehensive income (loss):
Foreign currency translation adjustment	36	637
Amortization of unrecognized pension net loss, net of tax	18	-
Change in fair value of interest rate swaps	(4)	6
Comprehensive income	$142	$1,226

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and April 1, 2006 and its cash flows for the three months ended March 31, 2007 and April 1, 2006. Interim results may not be indicative of the results that may be expected for the year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

Note 2 - Income per share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by us using the treasury stock method. Antidilutive stock options are excluded from the calculation of diluted income per share. For the three months ended March 31, 2007 and April 1, 2006 there were no stock options that were antidilutive. The dilutive effect of stock options for the three months ended March 31, 2007 and April 1, 2006 are 78,000 and 67,000 shares, respectively.

Note 3 - Long-term debt and credit agreement:

We are parties to an agreement with Wachovia Bank, National Association (the “Bank”), which has had a number of amendments (the “Bank Agreement”), which expires on May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank’s prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At March 31, 2007, the Bank’s prime rate was 8.25% and LIBOR was 5.32%.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We are in compliance with our covenants pursuant to the Bank Agreement at March 31, 2007.

The following amounts were outstanding and available under the Bank Agreement (in thousands):

	March 31, 2007				December 31, 2006
	Total Line	Available	Outstanding		Outstanding
Acquisitions	$10,000	$9,214	$786 (a	)	$840 (a	)
Equipment loans	2,500	2,225	275 (b	)	316 (b	)
Working capital and letters of credit	5,000	4,971	29(c	)	29(c	)
	$17,500	$16,410	$1,090		$1,185

_____________________
(a)	Interest fixed at 4.46% per annum through the use of an interest rate swap agreement.
(b)	Interest fixed at 4.14% per annum through the use of an interest rate swap agreement.
(c)	Letters of credit.

At March 31, 2007 and December 31, 2006, the interest rate swaps referred to above had aggregate fair values of $25,000 and $31,000, respectively, and are included in Other Assets in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, we issued notes in the amount of £250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At March 31, 2007 and December 31, 2006, the balance due on the notes was £50,000 ($98,000) and £50,000 ($98,000), respectively.

We are parties to first and second mortgages on the facility of our Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, we are obligated to make monthly payments of interest and quarterly payments of principal. At March 31, 2007, $53,000 and $83,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2006, $61,000 and $90,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note 4 - Stock-Based Compensation:

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005. We adopted the new standard effective January 1, 2006 and have selected the Black-Scholes method of valuation for share-based compensation. We have adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in cost of sales, selling, general and administrative expenses and research, development and engineering expenses over the remaining service period after the adoption date based on the options' original estimate of fair value.

The following table summarizes option activity for the three months ended March 31, 2007:
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	455,643	$5.63
Granted	147,000	$8.35
Exercised	(4,136)	$4.58
Outstanding at March 31, 2007	598,507	$6.30	4.50	$1,907
Exercisable at March 31, 2007	266,467	$5.14	2.24	$755

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model. The expected term of options is estimated based on our historical exercise rate and the forfeiture rates are estimated based on employment termination experience. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended March 31, 2007 and April 1, 2006:
	Three Months Ended
	March 31, 2007		April 1, 2006
Grant date	Jan. 10, 2007	Feb. 20, 2007	Feb. 21, 2006
Number of options	25,000	122,000	107,000
Option term (years)	6	10	6
Expected life (years)	4.5	6.5	4.5
Expected volatility	37.89%	43.19%	48.08%
Expected dividend yield	--	--	--
Risk-free interest rate	4.63%	4.62%	4.53%
Weighted average fair value of options granted during the period	$3.13	$4.25	$3.23

In the three months ended March 31, 2007 and April 1, 2006, we recorded pre-tax share-based compensation for options of $68,000 and $66,000, respectively, which is included in our income before income tax for the periods. As of March 31, 2007, $7,000 of compensation costs associated with the adoption of SFAS 123R was capitalized into inventory. As of March 31, 2007, there was $1,118,042 of total unrecognized compensation cost related to unvested options that we expect to recognize over a weighted average period of 49 months. We utilize newly issued shares to satisfy the exercise of stock options.

SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Cash received from stock options exercised for the three months ended March 31, 2007 and April 1, 2006 was $19,000 and $379,000, respectively. Tax benefits realized from stock option exercises for the three months ended March 31, 2007 and April 1, 2006 was $3,000 and $181,000, respectively.

Note 5 - Pension plan:

Components of net periodic benefit cost for the three months ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Service cost	$108	$109
Interest cost	139	132
Expected return on plan assets	(159)	(136)
Amortization of net obligation	-	5
Amortization of prior service costs	-	(1)
Amortization of unrecognized net loss	29	60
Net periodic pension cost	$117	$169

We expect to contribute $1,020,000 to our pension plan in 2007. As of March 31, 2007, $255,000 of contributions have been made.

We have a defined contribution plan for our U.S. employees, with a specified matching employer contribution. The employer’s expense for the three month period ended March 31, 2007 and April 1, 2006 was $54,000 and $49,000, respectively.

Note 6 - Income Taxes:

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority having full knowledge of all relevant information as clarified in FASB Staff Position No. 48-1 “Definition of Settlement in FIN 48”, which we have adopted. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on our consolidated financial statements except that we reclassified our liability for unrecognized tax benefits from a current to a long-term liability.

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and face audits from various taxing authorities regarding transfer pricing, the deductibility of certain expenses, other intercompany transactions as well as other matters. At January 1, 2007 the total amount of liability for unrecognized tax benefits related to federal, state and foreign was approximately $162,000 (of which the entire amount would impact the effective tax rate if recognized) plus approximately $38,000 of accrued interest and penalties. As of March 31, 2007, the corresponding balance of liability for unrecognized tax benefits is approximately $162,000 for the items described above plus approximately $38,000 of interest and penalties.

Within specific countries, we may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitation expiration dates. As of January 1, 2007, a summary of the tax years that remain subject to examination in the major tax jurisdictions are:

United States - Federal	2003 and forward
United States - States	2002 and forward
United Kingdom	2001 and forward

There are no known tax positions which are reasonably possible to change over the next twelve months.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

For the 2007 quarter we used our expected effective tax rate for the year, based on projected U.S. and foreign results, which amounted to 37.0%. The slight decrease in our effective income tax rate from 39.5% for the 2006 quarter is attributable to a number of factors including: (i) the ratio of income from our European subsidiaries to our total income and the related effect of lower foreign income tax rates, (ii) deductibility of certain expenses, and (iii) utilization in 2007 of loss carryforwards from certain of our European subsidiaries.

Item 2. Management's Discussion And Analysis Of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors that have affected our operating results and financial condition during the three month periods ended March 31, 2007 and April 1, 2006, respectively, which should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

We are in the process of implementing our enterprise resource planning system (“ERP System”). This implementation will be phased in over the next two years, including a significant portion which occurred in the first quarter of 2007 for our U.S. operations. The implementation of this system has had the effect of temporarily slowing down the manufacturing process at our Edison, NJ facility, our largest facility, which resulted in a temporary reduction in shipments and net sales for the first quarter of 2007. Routine manufacturing and shipment levels resumed to normal levels in March 2007 and shipment levels for the month of April 2007 were at levels similar to what we experienced in the month of April 2006.

Results of Operations

Executive Overview

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

Net Sales

The following table summarizes consolidated backlog, net orders and net sales for the three months ended March 31, 2007 and April 1, 2006 (in thousands of dollars):

	Three Months Ended
	March 31, 2007	April 1, 2006	(Decrease) Increase	% Change
Backlog - beginning	$9,217	$10,776	$(1,559)	(14.5)%
Add net orders received	21,691	16,612	5,079	30.6
Less net sales	14,992	16,967	(1,975)	(11.6)
Backlog - ending	$15,916	$10,421	$5,495	52.7

Net sales decreased $1,975,000 or 11.6% to $14,992,000 in the 2007 quarter from $16,967,000 in the 2006 quarter. International sales decreased 4.4% while domestic sales decreased 24.2%. Due to the weakness of U.S. Dollar during the quarter versus the European currencies, the effect of foreign currency translation positively affected net sales during the 2007 quarter by $741,000 or 4.9% of net sales when compared with the 2006 quarter. The overall decrease in net sales for the first quarter of 2007 was due principally to lower shipments of our U.S. manufactured products due to our conversion of the U.S. operation to our new ERP system and to a lesser degree, the timing of shipments for our large fermentation and bioreactors. The implementation of the ERP system had the effect of temporarily slowing down the manufacturing process at our largest facility which resulted in a temporary reduction in shipments and net sales for the U.S. operations.

Orders during the 2007 quarter increased 30.6%, and the backlog increased 52.7%. The increase in backlog is attributable to the increase in orders across all product lines during the 2007 quarter and the effect that the ERP implementation had on shipments and net sales during the quarter, both of which resulted in an increase in our ending backlog.

Gross Margin

The following table shows gross profit and gross margin for the three months ended March 31, 2007 and April 1, 2006 (in thousands of dollars):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$14,992	$16,967
Cost of sales	8,943	10,060
Gross profit	$6,049	$6,907
Gross margin	40.3%	40.7%

The decrease in gross margin to 40.3% for the 2007 quarter from 40.7% in the 2006 quarter was due primarily to lower absorption of labor and overhead due to the effect of the ERP system implementation on the manufacturing process at our largest facility which temporarily slowed down manufacturing.

Selling, General and Administrative

Selling, general and administrative expenses increased $271,000 or 5.9% to $4,897,000 during the 2007 quarter from $4,626,000 during the 2006 quarter. The 2007 quarter increase included an unfavorable currency translation effect of $179,000 due to the weaker U.S. Dollar versus the European currencies.

Research, Development and Engineering

Research, development and engineering expenses decreased $220,000 or 17.1% to $1,066,000 during the 2007 quarter from $1,286,000 during the comparable 2006 quarter. This decrease is due to reduced prototypes and certifications in the 2007 quarter versus the 2006 quarter.

Interest Income

Interest income decreased to $85,000 during the 2007 quarter from $88,000 during the 2006 quarter due to lower amounts of invested cash in 2007 as a result of a $3.8 million principal payment made in the fourth quarter of 2006.

Interest Expense

Interest expense decreased to $18,000 during the 2007 quarter from $90,000 in the 2006 quarter due to a lower level of outstanding debt during the 2007 quarter as a result of a $3.8 million principal payment made in the fourth quarter of 2006.

Other Income (Expense)

The following table details other income (expense) for the three months ended March 31, 2007 and April 1, 2006 (in thousands):
	Three Months Ended
	March 31, 2007	April 1, 2006
Gain (loss) on foreign currency transactions	$4	$(18)
Bank fees	(10)	(10)
Other, net	(1)	(2)
Total other income (expense)	$(7)	$(30)

Income Tax Expense

For the 2007 quarter we used our expected effective tax rate for the year, based on projected U.S. and foreign results, which amounted to 37.0%. The decrease in our effective income tax rate from 39.5% for the 2006 quarter is attributable to a number of factors including: (i) the ratio of income from our European subsidiaries to our total income and the related effect of lower foreign income tax rates, (ii) deductibility of certain expenses, and (iii) utilization in 2007 of loss carryforwards from certain of our European subsidiaries.

Financial Condition

Liquidity and Capital Resources
Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as of March 31, 2007 are set forth in the following table:

	Payments Due by Period
	(In thousands)
Contractual obligations:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, obligations (a)	$1,303	$541	$762	$-	$-
Interest payments	70	49	21	-	-
Operating lease obligations (b)	3,106	909	1,444	412	341
Purchase obligations(c)	6,713	6,567	146	-	-
Total contractual cash obligations	$11,192	$8,066	$2,373	$412	$341
_____________________
(a)	Consists primarily of debt incurred for acquisitions financed under our Bank Agreement and of notes due to the sellers of businesses acquired by us.
(b)
Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of £99,750 ($196,300 at March 31, 2007). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of £45,000 ($88,600 at March 31, 2007).

(c)	Primarily includes commitments for raw materials and services related to production of equipment at our various manufacturing facilities.

Reference is also made to note 6 in the notes to unaudited consolidated financial statements included herein which describes certain gross liabilities totaling $162,000 for unrecognized tax benefits, plus accrued interest, that will be resolved at some point over the next several years.

Operating Activities

Cash and cash equivalents decreased $86,000 to $7,996,000 at March 31, 2007 from $8,082,000 at December 31, 2006. Net cash provided by operating activities amounted to $127,000 for the three months ended March 31, 2007. The overall factors primarily affecting operating cash flows during the three months ended March 31, 2007 were (i) net income of $92,000, which gets adjusted for non-cash items such as depreciation and amortization and share-based compensation, and (ii) a decrease in accounts and notes receivable. Partially offsetting these sources of cash were (i) an increase in inventory in order to resume shipping levels on our current backlog, (ii) an increase in prepaid expenses and other current assets, and (iii) a decrease in accounts payable and accrued expenses due to the timing of purchases and payments on those purchases.

Investing Activities

In the 2007 period, net cash used in investing activities of $166,000 was a result of normal additions to property, plant and equipment and costs related to our new ERP system.

Financing Activities

In the 2007 period, net cash used in financing activities totaled $55,000 and primarily consisted of repayments of long-term debt of $111,000, partially offset by proceeds from the issue of shares under stock purchase and option plans that totaled $53,000 and excess tax benefits from the exercise of stock options which totaled $3,000.

Bank Agreement

We are parties to an agreement with Wachovia Bank, National Association (the “Bank”), which has had a number of amendments (the “Bank Agreement”), which expires on May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank’s prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At March 31, 2007, the Bank’s prime rate was 8.25% and LIBOR was 5.32%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the Bank provides us with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At March 31, 2007 we had two interest rate swaps in place to fix the interest rates, primarily for debt incurred for the 2003 acquisition.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We were in compliance with its covenants pursuant to the Bank Agreement at March 31, 2007 and currently anticipate being in compliance with such covenants during the next 12 months.

Critical Accounting Policies

No changes have been made in our critical accounting policies during the three months ended March 31, 2007 except for the adoption on January 1, 2007 of FIN 48, as amended by FSP FIN 48-1. See note 6 in the notes to unaudited consolidated financial statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 3 has been disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in the disclosures regarding market risk.

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

We are in the process of implementing our enterprise resource planning system (“ERP System”). This implementation will be phased in over the next two years, including a significant portion which occurred in the first quarter of 2007 for our U.S. operations. This implementation includes changes that involve internal control over financial reporting. We are reviewing each phase as it is being implemented and the controls affected by the implementation. Appropriate changes have been or will be made to any affected internal control during the implementation. We have reviewed the results of the U.S. implementation and have concluded that there was no negative impact on our internal controls over financial reporting.

There were no other changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

No material legal proceedings are currently pending.

From time to time, we are involved in litigation in the normal course of business, which we believe, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on our consolidated results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes during the three months ended March 31, 2007 from the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

3(b)	Restated By-Laws of the Company, as amended and restated is incorporated herein by reference to Exhibit (3b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

4
See the provisions relating to capital structure in the Restated Certificate of Incorporation, amendment thereto, incorporated herein by reference from the Exhibits to the Registration Statements identified in Exhibit 3(a) and 3(d) above.

10.1	New Brunswick Scientific Co., Inc. Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Item 2 of Registrant’s Proxy Statement filed with the Commission on April 17, 2005.

31.1	Section 302 Certification - Chief Executive Officer.

31.2	Section 302 Certification - Chief Financial Officer.

32	Section 906 Certifications.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW BRUNSWICK SCIENTIFIC CO., INC.
(Registrant)

Dated: May 15, 2007	/s/ James T. Orcutt
James T. Orcutt
Chief Executive Officer,
President and Director

Dated: May 15, 2007	/s/ Thomas Bocchino
Thomas Bocchino
Vice President, Finance
Treasurer and Chief Financial Officer
(Chief Accounting Officer)