Form 10-Q
period 2007-06-30
NEW BRUNSWICK SCIENTIFIC CO INC
filed 2007-08-13
CIK 71241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-6994

NEW BRUNSWICK SCIENTIFIC CO., INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1630072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Talmadge Road Edison, New Jersey	08817
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2007
Common Stock, par value $0.0625	9,244,512 Shares

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

Part I - Financial Information.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

ASSETS
	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$6,796	$8,082
Accounts receivable, net	14,169	15,520
Inventories:
Raw materials and sub-assemblies	9,688	8,805
Work-in-process	2,142	1,221
Finished goods	3,944	3,457
Total inventories	15,774	13,483
Deferred income taxes	1,140	1,135
Prepaid expenses and other current assets	2,543	1,019
Total current assets	40,422	39,239

Property, plant and equipment, net	8,844	8,921
Goodwill	9,179	8,950
Other assets	1,993	2,007
Total assets	$60,438	$59,117

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,131	$540
Accounts payable and accrued expenses	11,220	11,366
Total current liabilities	12,351	11,906

Long-term debt, net of current installments	65	874

Other liabilities	1,056	1,191
Total liabilities	13,472	13,971

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.0625 par; authorized 25,000,000 shares; issued and outstanding: 2007 - 9,228,141 shares; 2006 - 9,213,844 shares	577	576
Capital in excess of par	55,168	54,922
Accumulated deficit	(9,950)	(11,008)
Accumulated other comprehensive income	1,181	666
Note receivable from exercise of stock options	(10)	(10)
Total shareholders’ equity	46,966	45,146
Total liabilities and shareholders’ equity	$60,438	$59,117

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$21,027	$18,586	$36,019	$35,553
Operating costs and expenses:
Cost of sales	13,296	10,922	22,239	20,982
Selling, general and administrative expenses	5,172	4,918	10,069	9,544
Research, development and engineering expenses	1,069	1,147	2,135	2,433

Total operating costs and expenses	19,537	16,987	34,443	32,959

Income from operations	1,490	1,599	1,576	2,594

Other income (expense):
Interest income	66	86	151	174
Interest expense	(18)	(77)	(36)	(167)
Other, net	(35)	(35)	(42)	(65)
	13	(26)	73	(58)

Income before income tax expense	1,503	1,573	1,649	2,536
Income tax expense	537	556	591	936
Net income	$966	1,017	$1,058	$1,600

Basic income per share	$0.10	$0.11	$0.11	$0.18
Diluted income per share	$0.10	$0.11	$0.11	$0.17
Basic weighted average number of shares outstanding	9,225	9,175	9,222	9,111
Diluted weighted average number of shares outstanding	9,249	9,232	9,268	9,172

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$1,058	$1,600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	614	631
Share-based compensation	165	148
Deferred income taxes	(5)	-
Change in fair value of interest rate swaps	10	(59)
Change in related balance sheet accounts:
Accounts receivable	1,536	(66)
Inventories	(2,204)	(1,839)
Prepaid expenses and other current assets	(1,508)	149
Other assets	10	326
Accounts payable and accrued expenses	(257)	(2,876)
Other liabilities	(153)	(176)
Net cash used in operating activities	(734)	(2,162)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(457)	(2,236)
Proceeds from sale of equipment	4	136
Net cash used in investing activities	(453)	(2,100)

Cash flows from financing activities:
Excess tax benefits on stock option exercises	5	287
Repayments of long-term debt	(224)	(386)
Proceeds from shares issued under stock purchase and option plans	95	771
Net cash (used in) provided by financing activities	(124)	672

Net effect of foreign exchange rate changes on cash	25	86
Net decrease in cash and cash equivalents	(1,286)	(3,504)
Cash and cash equivalents at beginning of period	8,082	11,351
Cash and cash equivalents at end of period	$6,796	$7,847

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36	$278
Income taxes	$1,755	$666

Supplemental Schedule of Non-Cash Financing Activities:
During the six months ended July 1, 2006, we retired 40,015 shares of Common Stock that were tendered to us upon the exercise of certain employee stock options. The market valueof these shares, at the time of tender, aggregated $319.

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$966	$1,017	$1,058	$1,600
Other comprehensive income (loss):
Foreign currency translation adjustment	450	993	486	1,630
Amortization of unrecognized pension net loss, net of tax	18	-	36	-
Change in fair value of interest rate swaps	(3)	1	(7)	7
Comprehensive income	$1,431	$2,011	$1,573	$3,237

See notes to unaudited consolidated financial statements.

NEW BRUNSWICK SCIENTIFIC CO., INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Results:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, the financial position of the Company as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007 and July 1, 2006 and its cash flows for the six months ended June 30, 2007 and July 1, 2006. Interim results may not be indicative of the results that may be expected for the year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

Note 2 - Income Per Share:

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of stock options which have been issued by us using the treasury stock method. Antidilutive stock options are excluded from the calculation of diluted income per share. For the three and six months ended June 30, 2007 there were 122,000 antidilutive stock options. There were no antidilutive stock options for the 2006 periods. The dilutive effect of stock options for the three and six months ended June 30, 2007 and July 1, 2006 are 24,310 and 46,827 shares, respectively, for the 2007 periods and 57,185 and 60,995, respectively, for the 2006 periods.

Note 3 - Long-Term Debt and Credit Agreement:

We are parties to an agreement with Wachovia Bank, National Association (the “Bank”), which has had a number of amendments (the “Bank Agreement”), which expires on May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank’s prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At June 30, 2007, the Bank’s prime rate was 8.25% and LIBOR was 5.32%.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We are in compliance with our covenants pursuant to the Bank Agreement at June 30, 2007.

Subsequent to June 30, 2007, we announced our planned merger with Eppendorf (See Note 8). Under the terms of the merger agreement, prior to closing, all borrowing under the Bank Agreement will be repaid from our existing cash balances and all liens and security interests are to be released by the Bank. We anticipate closing the transaction during the third quarter of 2007 and therefore have reclassified all borrowings under the Bank Agreement to current installments of long-term debt.

The following amounts were outstanding and available under the Bank Agreement (in thousands):

	June 30, 2007				December 31, 2006
	Total Line	Available	Outstanding		Outstanding
Acquisitions	$10,000	$9,268	$732 (a	)	$840 (a	)
Equipment loans	2,500	2,266	234 (b	)	316 (b	)
Working capital and letters of credit	5,000	4,971	29(c	)	29(c	)
	$17,500	$16,505	$995		$1,185

_____________________
(a)	Interest fixed at 4.46% per annum through the use of an interest rate swap agreement.
(b)	Interest fixed at 4.14% per annum through the use of an interest rate swap agreement.
(c)	Letters of credit.

At June 30, 2007 and December 31, 2006, the interest rate swaps referred to above had aggregate fair values of $21,000 and $31,000, respectively, and are included in Other Assets in the accompanying consolidated balance sheets. The interest rate swaps have the same notional values as the related debt and expire on the same dates as the related debt.

In November 1999, we issued notes in the amount of £250,000 ($392,500 at the date of acquisition) in connection with the acquisition of DJM Cryo-Research Group. The notes bear interest at 6% which are payable annually and principal is payable in five equal annual installments which commenced in November 2003. At June 30, 2007 and December 31, 2006, the balance due on the notes was £50,000 ($100,000) and £50,000 ($98,000), respectively.

We are parties to first and second mortgages on the facility of our Netherlands subsidiary, which bear interest of 5.50% and 5.45%, respectively, per annum. During the terms of the mortgages, we are obligated to make monthly payments of interest and quarterly payments of principal. At June 30, 2007, $46,000 and $76,000 was outstanding under the first and second mortgages, respectively, and at December 31, 2006, $61,000 and $90,000 was outstanding under the first and second mortgages, respectively. Each mortgage requires 80 equal quarterly payments of principal.

Note 4 - Share-Based Compensation:

We have stock option plans for employees and directors. The plans are administered by the Governance and Compensation Committee of the Board of Directors. Options generally vest over five years from the date of grant. The exercise price of the options granted under the plans must be not less than 100% (85% for directors) of the fair value of our Common Stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005. We adopted the new standard effective January 1, 2006 and have selected the Black-Scholes method of valuation for share-based compensation. We have adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in cost of sales, selling, general and administrative expenses and research, development and engineering expenses over the remaining service period after the adoption date based on the options' original estimate of fair value.

The following table summarizes option activity for the six months ended June 30, 2007:
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	455,643	$5.63
Granted	155,000	$8.33
Forfeitures	-	-
Exercised	(5,346)	$4.55
Outstanding at June 30, 2007	605,297	$6.33	4.33	$1,935
Exercisable at June 30, 2007	267,817	$5.15	2.01	$734

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

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended June 30, 2007 and July 1, 2006:
	Three Months Ended
	June 30, 2007	July 1, 2006
Option term (years)	10	-
Expected life (years)	6.5	-
Number of options	8,000	-
Expected volatility	43.19%	-
Expected dividend yield	-	-
Risk-free interest rate	4.62%	-
Weighted average fair value of options granted during the period	$4.25	-

The table below presents the assumptions used to calculate the fair value of options granted during the six months ended June 30, 2007 and July 1, 2006:
	Six Months Ended
	June 30, 2007		July 1, 2006
Option term (years)	6	10	6
Expected life (years)	4.5	6.5	4.5
Number of options	25,000	130,000	107,000
Expected volatility	37.89%	43.19%	48.08%
Expected dividend yield	-	-	-
Risk-free interest rate	4.63%	4.62%	4.53%
Weighted average fair value of options granted during the period	$3.13	$4.25	$3.23

In the three and six months ended June 30, 2007 and July 1, 2006, we recorded pre-tax share-based compensation for options of $90,000 and $165,000, respectively, for the 2007 periods, and $82,000 and $148,000, respectively for the 2006 periods, which was included in our income before income tax for the periods. As of June 30, 2007, $7,000 of compensation costs associated with the adoption of SFAS 123R was capitalized into inventory. As of June 30, 2007, there was $1,064,000 of total unrecognized compensation cost related to unvested options that we expect to recognize over a weighted average period of 72 months. We utilize newly issued shares to satisfy the exercise of stock options.

SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Cash received from stock options exercised for the six months ended June 30, 2007 and July 1, 2006 was $24,000 and

$702,000, respectively. Excess tax benefits realized from stock option exercises for the six months ended June 30, 2007 and July 1, 2006 was $5,000 and $287,000, respectively.

Note 5 - Pension Plan:

Components of net periodic benefit cost for the three and six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$108	$109	$216	$218
Interest cost	139	132	278	264
Expected return on plan assets	(159)	(136)	(318)	(272)
Amortization of net obligation	-	5	-	10
Amortization of prior service costs	-	(1)	-	(2)
Amortization of unrecognized net loss	29	60	58	120
Net periodic pension cost	$117	$169	$234	$338

We expect to contribute $1,020,000 to our pension plan in 2007. During the six months ended June 30, 2007, $510,000 has been contributed to our pension plan.

We have a defined contribution plan for our U.S. employees, with a specified matching employer contribution. The employer’s expense for the three and six month period ended June 30, 2007 and July 1, 2006 was $42,000 and $96,000, respectively, for the 2007 periods and $40,000 and $89,000, respectively, for the 2006 periods.

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

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and face audits from various taxing authorities regarding transfer pricing, the deductibility of certain expenses, other intercompany transactions as well as other matters. At January 1, 2007 the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $162,000 (of which the entire amount would impact the effective tax rate if recognized) plus approximately $38,000 of accrued interest and penalties. As of June 30, 2007, the corresponding balance of liability for unrecognized tax benefits is approximately $171,000 for the items described above plus approximately $48,000 of interest and penalties.

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

In computing our tax provision for the six months ended June 30, 2007 we used our expected effective tax rate for the year, based on projected U.S. and foreign results, which amounted to 35.8%. The decrease in our effective income tax rate from 36.9% for the 2006 comparable period is attributable to a number of factors including: (i) the ratio of income from our European subsidiaries to our total income and the related effect of lower foreign income tax rates, (ii) deductibility of certain expenses, and (iii) utilization in 2007 of loss carryforwards from certain of our European subsidiaries.

Note 7 - Major Customer

During the three and six months ended June 30, 2007 and July 1, 2006, net sales to one customer, Fisher Scientific, accounted for approximately 13.5% and 15.2%, respectively, for the 2007 periods, and 13.8% and 14.5%, respectively, for the 2006 periods. There were no other customers that accounted for more than 10% of net sales during the three and six months ended June 30, 2007 and July 1, 2006.

Note 8 - Subsequent Events:

Merger Agreement

On July 10, 2007,we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eppendorf Incorporated, a Delaware corporation (“Eppendorf”) and a wholly-owned subsidiary of Eppendorf AG, a German company, and Edison Merger Corp., a New Jersey corporation and wholly owned direct subsidiary of Eppendorf (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into us and we will continue as the surviving corporation and wholly owned direct subsidiary of Eppendorf (the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $11.50 in cash, without interest.

At the effective time of the Merger, each outstanding option to purchase our common stock will be cancelled and the holders will receive $11.50 in cash, minus the exercise price required to be paid to acquire the underlying share of common stock, net of applicable withholding taxes.

We have made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement contains a “no shop” restriction on our ability to solicit third party proposals, provide information and engage in discussions and negotiations with unsolicited third parties. The no shop provision is subject to a “fiduciary out” provision that allows us to provide information and participate in discussions and negotiations with respect to unsolicited third party acquisition proposals submitted after the date of the Merger Agreement that our Board of Directors determines in good faith, following consultation with its legal and financial advisors, are reasonably likely to result in a “Superior Proposal,” as defined in the Merger Agreement.

We may terminate the Merger Agreement under certain circumstances, including if our Board of Directors determines in good faith, after consultation with our legal and financial advisors, that we have received a Superior Proposal and that we are required to terminate the Merger Agreement in order to comply with our fiduciary duties. In connection with such termination we must pay a termination fee of $3,000,000 to Eppendorf plus expenses up to $250,000.

Consummation of the Merger is subject to various conditions, including approval of the Merger by the our shareholders, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of other required regulatory approvals and other customary closing conditions. The parties presently anticipate closing the transaction during the third quarter of 2007. Upon consummation of the Merger, we will cease to be a publicly traded Company.

Amendment of Rights Plan

On July 10, 2007, prior to the execution of the Merger Agreement, our Board of Directors approved an Amendment (the “Amendment”) to the Rights Agreement, dated October 31, 1999 between us and American Stock Transfer & Trust Company, as rights agent (the “Rights Agreement”). The Amendment, among other things, renders the Rights Agreement inapplicable to the Merger, the Merger Agreement, any voting agreement executed in connection therewith and the transactions contemplated thereby. In addition, the Amendment provides that neither Eppendorf, Merger Sub, nor any of their affiliates will become an “Acquiring Person” or a “Beneficial Owner” (as such terms are defined in the Rights Agreement), and a Distribution Date (as such term is defined in the Rights Agreement) shall not be deemed to have occurred, as a result of the announcement of the Merger, the execution of the Merger Agreement, the execution of any voting agreement in connection with the Merger or the consummation of the Merger or of the other transactions contemplated by the Merger Agreement. The Amendment also provides that the Rights Agreement shall terminate at the effective time of the Merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors that have affected our operating results and financial condition during the three and six month periods ended June 30, 2007 and July 1, 2006, respectively, which should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

We are in the process of implementing our enterprise resource planning system, also referred to herein as the ERP system. This implementation will be phased in over the next two years, including a significant portion which occurred in the first quarter of 2007 for our U.S. operations. The implementation of this ERP system had the effect of temporarily slowing down the manufacturing process at our Edison, NJ facility, our largest facility, which resulted in a temporary reduction in shipments and net sales for the first quarter of 2007. Routine manufacturing and shipment levels resumed in March 2007 and shipment levels for the three months ended June 30, 2007 returned to normal.

Executive Overview

Merger Agreement

On July 10, 2007, we entered into an Agreement and Plan of Merger, also referred to herein as the Merger Agreement with Eppendorf Incorporated, a Delaware corporation, also referred to herein as Eppendorf a wholly-owned subsidiary of Eppendorf AG, a German company, and Edison Merger Corp., a New Jersey corporation and wholly owned direct subsidiary of Eppendorf, also referred to herein as Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into us, and we will continue as the surviving corporation and wholly owned direct subsidiary of Eppendorf, also referred to herein as the Merger.

Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $11.50 in cash, without interest. At the effective time of the Merger, each outstanding option to purchase our common stock will be cancelled and the holders will receive $11.50 in cash, minus the exercise price required to be paid to acquire the underlying share of common stock, net of applicable withholding taxes.

We may terminate the Merger Agreement under certain circumstances, including if our Board of Directors determines in good faith, after consultation with our legal and financial advisors, that we have received a Superior Proposal and that we are required to terminate the Merger Agreement in order to comply with our fiduciary duties. In connection with such termination we must pay a termination fee of $3,000,000 to Eppendorf plus expenses up to $250,000.

Consummation of the Merger is subject to various conditions, including approval of the Merger by our shareholders, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of other required regulatory approvals and other customary closing conditions. The parties presently anticipate closing the transaction during the third quarter of 2007.

Amendment of Rights Plan

On July 10, 2007, prior to the execution of the Merger Agreement, our Board of Directors approved an Amendment, also referred to herein as the Amendment, to the Rights Agreement, dated October 31, 1999 between us and American Stock Transfer & Trust Company, as rights agent, also referred to herein as the Rights Agreement. The Amendment, among other things, renders the Rights Agreement inapplicable to the Merger, the Merger Agreement, any voting agreement executed in connection therewith and the transactions contemplated thereby. In addition, the Amendment provides that neither Eppendorf, Merger Sub, nor any of their affiliates will become an “Acquiring Person” or a “Beneficial Owner” (as such terms are defined in the Rights Agreement), and a Distribution Date (as such term is defined in the Rights Agreement) shall not be deemed to have occurred, as a result of the announcement of the Merger, the execution of the Merger Agreement, the execution of any voting agreement in connection with the Merger or the consummation of the Merger or of the other transactions contemplated by the Merger Agreement. The Amendment also provides that the Rights Agreement shall terminate at the effective time of the Merger.

The results of operations in this Item reflect that the merger has not been consumated.

Results of Operations

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

Fisher Scientific, our largest customer (See note 7 in the notes to unaudited consolidated financial statements), is the exclusive U.S. distributor of our C-Line, E-Series and I-Series biological shakers and is the exclusive dealer for our CO2 incubators in the U.S. Fisher Scientific is also the exclusive distributor of our C-Line shakers in certain European countries and has a broader distribution arrangement with us in Canada and in France.

Net Sales

The following table summarizes consolidated backlog, net orders and net sales for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands of dollars):

	Three Months Ended
	June 30, 2007	July 1, 2006	Increase	% Change
Backlog - beginning	$15,916	$10,421	$5,495	52.7
Add net orders received	23,209	17,594	5,615	31.9
Less net sales	21,027	18,586	2,441	13.1
Backlog - ending	$18,098	$9,429	$8,669	91.9

	Six Months Ended
	June 30, 2007	July 1, 2006	(Decrease) Increase	% Change
Backlog - beginning	$9,217	$10,776	$(1,559)	(14.5)
Add net orders received	44,900	34,206	10,694	31.3
Less net sales	36,019	35,553	466	1.3
Backlog - ending	$18,098	$9,429	$8,669	91.9

Net sales for the three months ended June 30, 2007 increased $2,441,000, or 13.1%, to $21,027,000 from $18,586,000 for the 2006 quarter. International sales increased 21.3% and domestic sales increased 1.9%. Due to the weakness of U.S. Dollar during the quarter versus the European currencies, the effect of foreign currency translation positively affected net sales during the 2007 quarter by $545,000, or 2.3%, of net sales when compared with the 2006 quarter. The overall increase in net sales for the three months ended June 30, 2007 was due principally to higher shipments of our U.S. manufactured products, which shipments were curtailed in the first quarter of 2007 as a result of our ERP system implementation.

Net sales for the six months ended June 30, 2007 increased $466,000, or 1.3%, to $36,019,000 from $35,553,000 for the 2006 six month period. International sales increased 8.4% while domestic sales decreased 9.6%. Due to the weakness of the U.S. Dollar during the period versus the European currencies, the effects of foreign currency translation positively affected net sales during the 2007 period by $1,286,000, or 3.6%, of net sales when compared to the 2006 period. Offsetting the increased shipments in the second quarter of 2007 and the strong net order bookings for the six months ended June 30, 2007 were the effects of the low level of shipments in the first quarter of 2007 as a result of our ERP system implementation.

At June 30, 2007, our backlog increased $8,669,000 as compared to the July 1, 2006 backlog. This increase in backlog is attributable to a 31.3% increase in net orders received during the six months ended June 30, 2007 versus the 2006 period and the effects of the lower level of shipments of our U.S. manufactured products in the first quarter of 2007 as a result of the conversion of the U.S. operation to our new ERP system. As we previously disclosed, the implementation of the ERP system had the effect of temporarily slowing down the manufacturing process at our largest facility which resulted in a temporary reduction in shipments and net sales for the U.S. operations in the first quarter of 2007.

Gross Margin

The following table shows gross profit and gross margin for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$21,027	$18,586	$36,019	$35,553
Cost of sales	13,296	10,922	22,239	20,982
Gross profit	$7,731	$7,664	$13,780	$14,571
Gross margin	36.8%	41.2%	38.3%	41.0%

Gross margin for the three months ended June 30, 2007 decreased 4.4% to 36.8% from 41.2% from the 2006 comparable quarter. This decrease in gross margin is primarily attributable to the unfavorable effects that the lower absorption of labor and overhead had on our gross margins for inventory which was manufactured in the first quarter of 2007 and sold during the second quarter of 2007.

Gross margin for the six months ended June 30, 2007 decreased 2.7% to 38.3% from 41.0% from the 2006 comparable six month period. This decrease in gross margin was due primarily to lower absorption of labor and overhead due to the effect the ERP system’s implementation had on the manufacturing process at our largest facility which temporarily slowed down manufacturing activities.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2007 increased $254,000, or 5.2%, to $5,172,000 during the 2007 quarter from $4,918,000 during the comparable 2006 quarter. Included in selling, general and administrative costs for the three months ended June 30, 2007 are transaction costs of $143,000 for legal, investment banking, financial consulting, travel and others costs related to our recently announced merger with Eppendorf. The 2007 quarter also included the effects of unfavorable currency translation of $128,000 due to the weaker U.S. Dollar versus the European currencies.

Selling, general and administrative expenses for the six months ended June 30, 2007 increased $525,000, or 5.5%, to $10,069,000 during the 2007 six month period from $9,544,000 during the comparable 2006 six month period. Included in selling, general and administrative costs for the six months ended June 30, 2007 are transaction costs of $162,000 for legal, investment banking, financial consulting, travel and others costs related to our recently announced merger with Eppendorf. The 2007 six month period also included the effects of unfavorable currency translation of $307,000 due to the weaker U.S. Dollar versus the European currencies.

Research, Development and Engineering

Research, development and engineering expenses for the three months ended June 30, 2007 decreased $78,000, or 6.8%, to $1,069,000 during the 2007 quarter from $1,147,000 during the comparable 2006 quarter and decreased $298,000 or 12.2% to $2,135,000 during the 2007 six month period from $2,433,000 during the comparable 2006 six month period. These decreases are due to reduced costs associated with prototypes, tooling and certifications in the 2007 periods versus the comparable 2006 periods.

Interest Income

Interest income for the three and six months ended June 30, 2007 decreased $20,000 and $23,000, respectively, from the comparable 2006 periods. The decrease in interest income is due to lower amounts of invested cash in 2007 as a result of a $3.8 million debt principal payment made in the fourth quarter of 2006.

Interest Expense

Interest expense for the three and six months ended June 30, 2007 decreased $59,000 and $131,000, respectively, from the comparable 2006 periods. The decrease in interest expense is due to a lower level of outstanding debt in 2007 as a result of a $3.8 million debt principal payment made in the fourth quarter of 2006.

Other Income (Expense)

The following table details other income (expense) for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands):
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Loss on foreign currency transactions	$(25)	$(25)	$(21)	$(43)
Bank fees	(10)	(9)	(20)	(19)
Other, net	-	(1)	(1)	(3)
Total other income (expense)	$(35)	$(35)	$(42)	$(65)

Income Tax Expense

In computing our tax provision for the 2007 six month period we used our expected effective tax rate for the year, based on projected U.S. and foreign results, which amounted to 35.8%. The decrease in our effective income tax rate from 36.9% for the 2006 period is attributable to a number of factors including: (i) the ratio of income from our European subsidiaries to our total income and the related effect of lower foreign income tax rates, (ii) deductibility of certain expenses, and (iii) utilization in 2007 of loss carryforwards from certain of our European subsidiaries.

Financial Condition

Liquidity and Capital Resources
Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as of June 30, 2007 are set forth in the following table:

	Payments Due by Period
	(In thousands)

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, obligations (a)	$1,196	$1,131	$65	$-	$-
Interest payments	55	43	12	-	-
Operating lease obligations (b)	2,995	908	1,367	420	300
Purchase obligations(c)	$8,040	7,890	150	-	-
Total contractual cash obligations	$12,286	$9,972	$1,594	$420	$300
_____________________
(a)	Consists primarily of debt incurred for acquisitions financed under our Bank Agreement and of notes due to the sellers of businesses acquired by us.
(b)
Primarily reflects (on a gross basis before sublet income) lease obligations for five premises in the United Kingdom, two of which have been sublet. Both of the subleased premises have been sublet for the entire terms of their leases. One has a lease expiration date of 2014 and an annual rental of £99,750 ($200,000 at June 30, 2007). The second sublet premises has a lease expiration date of September 28, 2009 and an annual rental of £45,000 ($90,000 at June 30, 2007).

(c)	Primarily includes commitments for raw materials and services related to production of equipment at our various manufacturing facilities.

Reference is also made to note 6 in the notes to unaudited consolidated financial statements included herein which describes certain gross liabilities totaling $171,000 for unrecognized tax benefits, plus accrued interest, that will be resolved at some point over the next several years.

Operating Activities

Cash and cash equivalents decreased $1,286,000 to $6,796,000 at June 30, 2007 from $8,082,000 at December 31, 2006, and our working capital increased $738,000 to $28,071,000 at June 30, 2007 from $27,333,000 at December 31, 2006. Net cash used in operating activities amounted to $734,000 for the six months ended June 30, 2007. The overall factors primarily affecting operating cash flows during the six months ended June 30, 2007 were (i) net income of $1,058,000, which gets adjusted for non-cash items such as depreciation and amortization and share-based compensation, and (ii) a decrease in accounts receivable. More than offsetting these sources of cash were (i) an increase in inventory in order to resume shipping levels on our current backlog, (ii) an increase in prepaid expenses and other current assets, (iii) a decrease in accounts payable and accrued expenses, and (iv) a decrease in other liabilities.

Based upon our current cash positions and working capital, we believe we have enough cash for the next twelve months.

Investing Activities

In the 2007 period, net cash used in investing activities of $453,000 was primarily the result of normal additions to property, plant and equipment and costs related to our new ERP system.

Financing Activities

In the 2007 period, net cash used in financing activities totaled $124,000 and primarily consisted of repayments of long-term debt of $224,000, partially offset by proceeds from the issue of shares under stock purchase and option plans that totaled $95,000 and excess tax benefits from the exercise of stock options which totaled $5,000.

Bank Agreement

We are parties to an agreement with Wachovia Bank, National Association, also referred to herein as the Bank, which has had a number of amendments, also referred to herein as the Bank Agreement, which expires on May 31, 2008, and which provides us with a credit facility for acquisitions, equipment loans, working capital and letters of credit and foreign exchange transactions. The maturity of the outstanding debt incurred related to the acquisition portion of the credit facility with respect to a 2003 acquisition is November 1, 2008. The maturity date of the outstanding debt incurred related to the equipment loan portion of the credit facility is November 1, 2008. There are no compensating balance requirements and any borrowings under the Bank Agreement bear interest at the Bank’s prime rate less 125 basis points or LIBOR plus 125 basis points, at our discretion. At June 30, 2007, the Bank’s prime rate was 8.25% and LIBOR was 5.32%.

Since the Bank Agreement requires that all borrowings be at variable interest rates, the Bank provides us with a mechanism to fix interest rates on borrowings by use of interest rate swaps. At June 30, 2007 we had two interest rate swaps in place to fix the interest rates, primarily for debt incurred for the 2003 acquisition.

All of our domestic assets, which are not otherwise subject to lien, have been pledged as security for any borrowings under the Bank Agreement. The Bank Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. We were in compliance with its covenants pursuant to the Bank Agreement at June 30, 2007 and currently anticipate being in compliance with such covenants during the next 12 months.

Subsequent to June 30, 2007, we announced our planned merger with Eppendorf. Under the terms of the merger agreement, prior to closing, all borrowing under the Bank Agreement will be repaid from our existing cash balances and all liens and security interests are to be released by the Bank. We anticipate closing the transaction during the third quarter of 2007 and therefore have reclassified all borrowings under the Bank Agreement to current installments of long-term debt..

Critical Accounting Policies

No changes have been made in our critical accounting policies during the six months ended June 30, 2007 except for the adoption on January 1, 2007 of FIN 48, as amended by FSP FIN 48-1. See note 6 in the notes to unaudited consolidated financial statements for more information.

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

We are in the process of implementing our ERP System. This implementation will be phased in over the next two years, including a significant portion which occurred in the first quarter of 2007 for our U.S. operations. This implementation includes changes that involve internal control over financial reporting. We are reviewing each phase as it is being implemented and the controls affected by the implementation. Appropriate changes have been or will be made to any affected internal control during the implementation. We have reviewed the results of the U.S. implementation and have concluded that there was no negative impact on our internal controls over financial reporting.

Other than the ERP system, there were no other changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

No material legal proceedings are currently pending.

From time to time, we are involved in litigation in the normal course of business, which we believe, after consultation with counsel, the ultimate disposition of which will not have a material adverse effect on our consolidated results of operations or financial position.

Item 1A. Risk Factors.

There have been no material changes during the six months ended June 30, 2007 from the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

a)	Our annual meeting of shareholders was held on May 30, 2007.

b)
The following directors were elected as Class II directors: Daniel S. Van Riper, Dr. David Pramer and William J. Murphy. The term of the following directors continued after the meeting: Kenneth Freedman, Peter Schkeeper, Ernest Gross, David Freedman, Dr. Jerome Birnbaum and James T. Orcutt.

c)	The shareholders voted for each of the proposals as follows:
	(i) To elect three Class II directors of the Corporation to terms of three years. The votes cast for each director were as follows:
			For	Withheld
	Daniel S. Van Riper		3,853,749(1)	827,313
	Dr. David Pramer		3,843,350(1)	837,712
	William J. Murphy		3,610,628(1)	1,070,434

	(ii) To approve and adopt the Company’s 2007 Omnibus Equity and Incentive Plan for Officers and Key Employees. The votes were cast as follows:
	Approve	Disapprove	Abstain	Broker Nonvotes
	1,753,458(1)	1,015,812	23,568	1,889,929

	(iii) To approve and adopt the Company’s 2007 Omnibus Equity and Incentive Plan for Nonemployee Directors. The votes were cast as follows:
	Approve	Disapprove	Abstain	Broker Nonvotes
	1,704,517(1)	1,067,029	21,292	1,889,929

(1) Due to the fact that David Freedman’s Schedule 13D was not filed until after the annual meeting, the 1,983,636 shares for which he had sole voting power and the 182,794 shares for which he had shared voting power are excluded from the voting results. However, these shares are included for purposes of establishing a quorum.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 10, 2007, among Eppendorf Incorporated, Edison Merger Corp. and New Brunswick Scientific Co., Inc(3)

10.1	2007 Omnibus Equity and Incentive Plan for Officers and Key Employees(1)

10.2	2007 Omnibus Equity and Incentive Plan for Nonemployee Directors(2)

10.3	Amendment to Rights Agreement, dated as of July 10, 2007, among New Brunswick Scientific Co., Inc. and American Stock Transfer & Trust Company(4)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

(1) Previously filed as Annex A to the Company’s definitive proxy statement filed on April 24, 2007.

(2) Previously filed as Annex B to the Company’s definitive proxy statement filed on April 24, 2007.

(3) Previously filed as an exhibit to Form 8-K filed on July 11, 2007.

(4) Previously filed as an exhibit to Form 8-K filed on July 11, 2007.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW BRUNSWICK SCIENTIFIC CO., INC.
(Registrant)

Dated: August 13, 2007	/s/ James T. Orcutt
James T. Orcutt
Chief Executive Officer,
President and Director
(Principal Executive Officer)

Dated: August 13, 2007	/s/ Thomas Bocchino
Thomas Bocchino
Vice President, Finance
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)